Form 10QSB
period 1998-09-30
CORPORATE TOURS & TRAVEL INC
filed 1999-05-13
CIK 1061103

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

Commission File Number: 000-24199




                 CORPORATE TOURS & TRAVEL, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                            88-0306099
(State of organization) (I.R.S. Employer Identification No.)

8452 Boseck Street, Suite 272, Las Vegas, NV 89128
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 4,100,000 shares of common stock outstanding as of May
6, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that amended Form 10-SB filed with the SEC on March 3, 1999.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 1998.

                     BARRY L. FRIEDMAN, P.C.
                   Certified Public Accountant







To Whom It May Concern:

February 4, 1999

The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of February 4, 1999, on the Financial Statements of Corporate Tours & Travel, Inc., as of December 31, 1998, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

     Very Truly Yours,

      s/Barry L. Friedman

     Barry L. Friedman
     Certified Public Accountant

     CORPORATE TOURS & TRAVEL, INC.

                     BARRY L. FRIEDMAN, P.C.
                   Certified Public Accountant



INDEPENDENT AUDITORS' REPORT

Board of Directors                     February 4, 1999
Corporate Tours & Travel, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Corporate Tours & Travel, Inc., (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Tours & Travel, Inc., as of December 31, 1998, December 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /S/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

BALANCE SHEET



                                      9 Mos Ending      Year Ended Dec.
                                      Sept. 30, 1998    31, 1997
               ASSETS
CURRENT ASSETS:                       $ 0               $ 0
OTHER ASSETS:
TOTAL ASSETS                          $ 0               $ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:                  $4,060            $900
Accounts Payable                       $4,060            $900
TOTAL CURRENT LIABILITIES             $4,060            $900
STOCKHOLDERS' EQUITY: (Note 1)
Preferred stock, par value, $.001
authorized 10,000,000 shares issued
and outstanding at December 31, 1998
- NONE
Common stock, par value, $.00l
authorized 50,000,000 shares issued
and outstanding at December 31, 1996;
4,100,000 shares
December 31, 1997; 4,100,000 shares                      $ 4,100
September 30, 1998; 4,100,000 shares   $ 4,100
Additional paid in Capital             0                 0
Accumulated loss                       -8,160            -5,000
TOTAL STOCKHOLDERS' EQUITY            -4,060            -900
TOTAL LIABILITIES AND STOCKHOLDERS'   $ 0               $ 0
EQUITY

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF OPERATIONS



                       3 Mos Ended       3 Mos Ended       9 Mos Ended       9 Mos Ended       Sept. 23, l993
                       9/30/98           9/30/97           9/30/98           9/30/97           (inception) to
                                                                                               9/30/98
INCOME:
Revenue                 $ 0               $ 0               $ 0               $ 0               $ 0
EXPENSES:
General Selling and     $ 585             $ 0               $ 3,160           $ 900             $ 8,160
Administrative
                       $ 585             $ 0               $ 3,160           $ 900             $ 8,160
Net Profit/Loss(-)     $ -585            $ 0               $ -3,160          $ -900            $ -8,160
Net Profit/Loss(-)     $ -.0001          $ NIL             $ -.0008          $ -.0001          $ -.0020
per weighted share
(Note 1)
Weighted average       4,100,000         4,100,000         4,100,000         4,100,000         4,100,000
number of common
shares outstanding

  See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                           Common Shares     Stock Amount      Additional paid-  Accumulated
                                                               in capital        Deficit
Balance, December 31,      4,100,000         $4,100            $0          -4,100
1995
Net Income/ Loss year                                                             0
ended December 31, 1996
Balance, December 31,      4,100,000         $4,100            $0                $-4,100
1996
Net Income/ Loss year                                                             -900
ended December 31, 1997
Balance, December 31,      4,100,000         $4,100            $0                $-5,000
1997
Net Income/ Loss year                                                             -3,160
ended December 31, 1998
Balance, December 31,      4,100,000         $4,100            $0                $-8,160
1998

  See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF CASH FLOWS



                               3 Mos Ended       3 Mos Ended       9 Mos Ended       9 Mos Ended       Sept. 23, l993
                               9/30/98           9/30/97           9/30/98           9/30/97           (inception) to
                                                                                                       9/30/98
Cash Flows from Operating
Activities:
Net Loss                        $ -585            $ 0               $ -3,160          $ -900            $-8,160
Adjustment to reconcile net     0                 0                                   0                 0
loss to net cash provided by
operating activities
Issued common stock for                                                                                 +4,100
services
Changes in assets and
liabilities:
Increase in current             $ +585            $ 0               $ +3,160          $ +900            $ +4,060
liabilities:
Advances Payable
Net cash used in operating      0                 0                                   0                 0
activities
Cash Flows from investing      0                 0                                   0                 0
activities
Cash Flows from Financing      0                 0                                   0                 0
Activities
Net increase (decrease) in     $0                $0                                  $0                $0
cash
Cash, beginning of period      0                 0                                   0                 0
Cash, end of period            $0                $0                                  $0                $0

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 1998, December 31, 1997, and September 30, 1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 23, 1993, under laws of the State of Nevada, as Corporate Tours & Travel, Inc.. The company currently has no operations and, in accordance SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. They're no cash equivalents as of September 31, 1998.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS #109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31, as its year-end

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that it will require only off-the-shelf software utilizing a Microsoft Windows platform for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose a significant operational problem and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software within the near future, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified, which could have a material adverse effect on the Company's results of operations.

NOTE 3- INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1998, due to the net loss and no state income tax in the state of the Company's domicile and operations, Nevada. The Company's total deferred tax asset as of December 31, 1998 is as follows:

Net operation loss carry forward   $8,160
Valuation allowance      8,160

     Net deferred tax asset $0

The federal net operating loss carry forward will expire various amounts from 2013 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4- SHAREHOLDERS' EQUITY

Common Stock

The  authorized  common stock of Corporate Tours &  Travel,  Inc.
consists of 50,000,000 shares with a par value of $.001 per share.

Preferred Stock

The  authorized Preferred Stock of Corporate Tours & Travel, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share.

On September 27, 1993, the Company issued 4,100,000 shares of it's $.00l par value common stock for services of $ 4,100.

On September 7, 1996, the Company restated its Articles of Incorporation. The Company increased its capitalization from 5,000,000 common shares to 50,000,000 common shares. The par value was unchanged at $0.001. Also, the Company approved the authority to issue 10,000,000 shares of preferred shares, par value $0.001.

NOTE 5- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6-RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7- WARRANTS AND OPTIONS

          There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Amended
  Form 10-SB, filed on March 3, 1999. These exhibits are incorporated by reference to that Form.

  Exhibit 27, the Financial Data Statement, is attached herein.

b)    Reports on Form 8-K: On May 12, 1999, the Company  filed  a
  Form 8-K announcing that two of the three officers and directors had left the Company, and were replaced by two new individuals. This exhibit is incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Corporate Tours & Travel, Inc.



                           By: /s/ Lewis Eslick
                              Lewis M. Eslick, President