Form 10KSB
period 1998-12-31
CORPORATE TOURS & TRAVEL INC
filed 1999-05-13
CIK 1061103

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.




                 CORPORATE TOURS & TRAVEL, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                            88-0306099
(State of organization) (I.R.S. Employer Identification No.)

8452 Boseck Street, Suite 272, Las Vegas, NV 89128
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of March 29, 1999:
N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB/A, filed on March 3, 1999, and the exhibits attached thereto, are incorporated by reference. The Company is currently preparing a second amended Form 10-SB/A to reflect a number of changes that have occurred since that filing date. Those changes are included by reference to the Company's Form 8-K, filed on May 12, 1999. A list of the exhibits incorporated by reference to the March 3, 1999 filing is provided in ITEM 13 below.



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Corporate Tours & Travel, Inc. (the "Company") is a Nevada corporation formed on September 23, 1993. Its principal place of business is located at 8452 Boseck Street, Suite 272, Las Vegas, NV 89128. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The Company was formed for the purpose of being a travel agency. The incorporators were Mr. Lewis Eslick, and Mr. Henry Richard Vicencio. Mr. Eslick and his then wife each purchased stock in the Company, Mr. Eslick purchasing 2,300,000 shares, Ms. Eslick, 1,800,000 shares. Mr. Eslick sold or gifted a total of 2,000,000 of his shares to three business acquaintances, and Ms. Eslick sold or gifted a total of 1,620,000 of her shares to nine business acquaintances. All such sales or transfers were made in reliance on section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The Company was unable to secure financing to achieve its initial objective, and the original business plan was abandoned. The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from, Mr. Lewis Eslick, a director and officer, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Mr. Eslick, a director and officer and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of 1998.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol CTOR. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or both of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                          Market Price

The Registrant's Common Stock is not quoted at the present time.

                             Holders

As  of May 6, 1999, there were 58 holders of the Company's Common
Stock.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

With respect to the transfers made by the founders and the officers and directors, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

Even after the business plan is completed, the shares held by the Company's officers and directors, totaling 2,250,000 shares, will be restricted from trading freely, other than in accordance with Rule 144 enacted under the Securities Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

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

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-SB.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age               Position
Lewis M. Eslick          60                President /
8452 Boseck Street,                        Director
#272
Las Vegas, NV 89128
Paul B. Eslick           64                Secretary / Director
P.O. Box 1769
Paradise, CA 95967
Patsy Harting            58                Treasurer / Director
14133 Elmira Circle
Magalia, CA 95954

The biographies of the Mr. Lewis Eslick, together with a description of his experience with blank-check companies is included in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document. The biographies of Mr. Paul Eslick and Ms. Harting are incorporated by reference to the Form 8-K filed on May 12, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

None  of  the  Company's  officers and/or directors  receive  any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of December 31, 1997, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. (Note that there are no 5% holders of the Company's stock. Therefore, only one table is included.)



Title of   Name/Address             Shares            Percentage
Class      of Owner                 Beneficially      Ownership
                                    Owned
Common     Paul B. Eslick           1,000             0.02%
           P.O. Box 1769
           Paradise, CA 95967
Common     Patsy Harting            1,000             0.02%
           14133 Elmira Circle
           Magalia, CA 95954
Common     All officers and         2,000             0.05%
           directors (2
           individuals)

Note: Mr. Lewis Eslick, the Company's President, and Ms. Leslie Eslick, a former officer and director, were previously married. Ms. Eslick owns 180,000 shares of the Company's common stock. Mr. and Ms. Eslick are no longer married, and disclaim beneficial ownership of the shares held by each other.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report  of Independent Auditor Barry L. Friedman, dated
            February 4, 1999

          Balance  Sheets  as of December 31, 1998, December  31,
            1997, and December 31, 1996.

          Statement  of  Operations for the Years ended  December
            31,  1998, December 31, 1997, and December 31,  1996,
            and  for  the  period  from the  Company's  inception
            (September 31, 1993) to December 31, 1998.

          Statement of Changes in Shareholders' Equity.

          Statement  of  Cash Flows for the Years ended  December
            31,  1998, December 31, 1997, and December 31,  1996,
            and  for  the  period  from the  Company's  inception
            (September 31, 1993) to December 31, 1998.

          Notes to Financial Statements

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

     Barry L. Friedman
     Certified Public Accountant

                 CORPORATE TOURS & TRAVEL, INC.
        (FORMERLY THE OLD CORPORATE TOURS & TRAVEL, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                        December 31, 1998
                        December 31, 1997
                        December 31, 1996

TABLE OF CONTENTS

                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                1

ASSETS                                                      2

LIABILITIES AND STOCKHOLDERS' EQUITY                        3

STATEMENT OF OPERATIONS                                     4

STATEMENT OF STOCKHOLDERS' EQUITY                           5

STATEMENT OF CASH FLOWS                                     6

NOTES TO FINANCIAL STATEMENTS                            7-10

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

     /S/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

BALANCE SHEET



                                      December 31,      December 31,      December 31,
                                      1998              1997              1996
               ASSETS
CURRENT ASSETS:                       $ 0               $ 0               $ 0
OTHER ASSETS:
TOTAL ASSETS                          $ 0               $ 0               $ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                       $4,060            $900              $0
TOTAL CURRENT LIABILITIES             $4,060            $900              $0
STOCKHOLDERS' EQUITY: (Note 1)
Preferred stock, par value, $.001
authorized 10,000,000 shares issued
and outstanding at December 31, 1998
- NONE
Common stock, par value, $.00l                                             $ 4,100
authorized 50,000,000 shares issued
and outstanding at December 31, 1996;
4,100,000 shares
December 31, 1997; 4,100,000 shares                      $ 4,100
December 31, 1998; 4,100,000 shares    $ 4,100
Additional paid in Capital             0                 0                 0
Accumulated loss                       -8,160            -5,000            -4,100
TOTAL STOCKHOLDERS' EQUITY            -4,060            -900              0
TOTAL LIABILITIES AND STOCKHOLDERS'   $ 0               $ 0               $ 0
EQUITY

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF OPERATIONS



                       Year Ended Dec.   Year Ended Dec.   Year Ended Dec.   Sept. 23, l993
                       31, 1998          31, 1997          31, 1996          (inception) to
                                                                             Dec. 31, 1998
INCOME:
Revenue                 $ 0               $ 0               $ 0               $ 0
EXPENSES:
General Selling and     $ 3,160           $ 900             $ 0               $ 8,160
Administrative
Total Expenses         $ 3,160           $ 900             $ 0               $ 8,160
Net Profit/Loss(-)     $ -3,160          $ -900            $ -0              $ -8,160
Net Profit/Loss(-)     $ NIL             $ NIL             $ NIL             $ NIL
per weighted share
(Note 1)
Weighted average       4,100,000         4,100,000         4,100,000         4,100,000
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
1998

  See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF CASH FLOWS



                               Year Ended Dec.   Year Ended Dec.   Year Ended Dec.   Sept. 23, l993
                               31, 1998          31, 1997          31, 1996          (inception) to
                                                                                     Dec. 31, 1998
Cash Flows from Operating
Activities:
Net Loss                        $-3,160           $-900             $0                $-8,160
Adjustment to reconcile net     0                 0                 0                 0
loss to net cash provided by
operating activities
Issued common stock for                                                               +4,100
services
Changes in assets and
liabilities:
Increase in current             +3,160            +900              0                 +4,060
liabilities:
Advances Payable
Net cash used in operating      0                 0                 0                 0
activities
Cash Flows from investing      0                 0                 0                 0
activities
Cash Flows from Financing      0                 0                 0                 0
Activities
Net increase (decrease) in     $0                $0                $0                $0
cash
Cash, beginning of period      0                 0                 0                 0
Cash, end of period            $0                $0                $0                $0

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 1998, December 31, 1997, and December 31, 1996

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

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. They're no cash equivalents as of December 31, 1998.

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



                           Corporate Tours & Travel, Inc.



                           By: /s/ Lewis M. Eslick
                              Lewis M. Eslick, President