Form 10QSB
period 1999-03-31
CORPORATE TOURS & TRAVEL INC
filed 1999-05-13
CIK 1061103

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 1999.

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

     /S/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

BALANCE SHEET



                                      3 Mos. Ending     Year Ended Dec.
                                      March 31, 1999    31, 1999
               ASSETS
CURRENT ASSETS:                       $ 0               $ 0
OTHER ASSETS:
TOTAL ASSETS                          $ 0               $ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:                  $ 4,860           $ 4,060
Accounts Payable
TOTAL CURRENT LIABILITIES             $ 4,860           $ 4,060
STOCKHOLDERS' EQUITY: (Note 1)
Preferred stock, par value, $.001
authorized 10,000,000 shares issued
and outstanding at December 31, 1998
- NONE
Common stock, par value, $.00l
authorized 50,000,000 shares issued
and outstanding at December 31, 1996;
4,100,000 shares
December 31, 1997; 4,100,000 shares                      $ 4,100
September 30, 1998; 4,100,000 shares   $ 4,100
Additional paid in Capital             0                 0
Accumulated loss                       $ -8,960          $ -8,160
TOTAL STOCKHOLDERS' EQUITY            $ -4,860          $ -4,060
TOTAL LIABILITIES AND STOCKHOLDERS'   $ 0               $ 0
EQUITY

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF OPERATIONS



                       3 Mos. Ended      3 Mos. Ended      Sept. 23, l993
                       3/31/99           3/31/98           (inception) to
                                                           Dec. 31, 1998
INCOME:
Revenue                 $ 0               $ 0               $ 0
EXPENSES:
General Selling and     $ 800             $ 2,575           $ 8,960
Administrative
Total Expenses         $ 800             $ 2,575           $ 8,960
Net Profit/Loss(-)     $ -800            $ -2,575          $ -8,960
Net Profit/Loss(-)     $ -.0002          $ -.0006          $ -.0022
per weighted share
(Note 1)
Weighted average       4,100,000         4,100,000         4,100,000
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
1998

  See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

STATEMENT OF CASH FLOWS



                               3 Mos. Ended      3 Mos. Ended      Sept. 23, l993
                               3/31/99           3/31/98           (inception) to
                                                                   Dec. 31, 1998
Cash Flows from Operating
Activities:
Net Loss                        $ -800            $ -2,575          $ 8,960
Adjustment to reconcile net     0                 0                 0
loss to net cash provided by
operating activities
Issued common stock for                                             +4,100
services
Changes in assets and
liabilities:
Increase in current             $ +800            $ +2,575          $ +4,860
liabilities:
Advances Payable
Net cash used in operating      0                 0                 0
activities
Cash Flows from investing      0                 0                 0
activities
Cash Flows from Financing      0                 0                 0
Activities
Net increase (decrease) in     $0                $0                $0
cash
Cash, beginning of period      0                 0                 0
Cash, end of period            $0                $0                $0

See accompanying notes to financial statements & audit report

                 CORPORATE TOURS & TRAVEL, INC.
                  (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 1999, December 31, 1998, and March 31, 1998

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

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. They're no cash equivalents as of March 31, 1999.

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