Form 10QSB
period 1999-06-30
ABSOLUTEFUTURE COM
filed 1999-08-16
CIK 1061103

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

Commission File Number: 000-24199




                 ABSOLUTEFUTURE.COM
     (Exact name of registrant as specified in its charter)




Nevada                                            88-0306099
(State of organization) (I.R.S. Employer Identification No.)

10900 N E 8th Street, Suite 1414, Bellevue, WA 98004 (Address of principal executive offices)

Registrant's telephone number, including area code: 425 462 6210

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 11,100,000 shares of common stock outstanding as of August
12, 1999.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Report, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations disclosed in this Report, include, without limitation, the Internet and e-commerce industries, employment issues and general business results.

                        Plan of Operation

The Company's Plan of Operation has changed since the filing of its amended Form 10-SB. The Company is now an Internet company. It focuses on two main areas: (1) providing consulting services on the internet and web development;and (2) e-commerce and the development of e-business opportunities.

In May 1999, the Company acquired 100% of the issued share capital of Absolut Future Tech, Inc., through the issue of 3 million shares of its restricted common stock. Following this acquisition, the Company changed its name to AbsoluteFuture.com and new directors and officers were appointed.

Absolut Future Tech Inc. provides consulting services. Among its clients is Microsoft Corporation, to which it provides specialist services in the field of e-commerce. The Company is looking to expand this area of its business rapidly.

Through its involvement in consulting work on the Internet, the Company is able to review many promising e-business opportunities and add value through its technical expertise. Subsequent to the end of the period, on August 11, 1999, the Company acquired the business and assets of Internet Interview Inc., which consists of a web-based resume service focussing on high tech personnel.

                           Competition

The Company is a relatively small participant among firms which engage in technical consulting for the Internet and related activities. There are many established consulting companies which have significantly greater financial and personnel resources, technical expertise and experience than the Company.
In   view  of  the  Company's  limited  financial  resources  and  management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The   Company  is  aware  of  the  issues  associated  with   the
programming  code in existing computer systems as the  year  2000 approaches. The Company has assessed these issues as they relate to the Company, and does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

                            Employees

The Company and its subsidiaries had 5 full-time employees at June 30, 1999, and currently has 6 full-time employees. In addition, its officers and directors will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements for the quarter and six-month period ended June 30, 1999.


     ABSOLUTEFUTURE.COM
                  (formerly CORPORATE TRAVEL & TOURS, INC.)

BALANCE SHEET


                                      June 30, 1999    June 30, 1998
ASSETS
CURRENT ASSETS:                       $145,002. . . . . . .$     0
OTHER ASSETS:                         $82,233 . . . . . . .$     0
TOTAL ASSETS                          $227,235             $     0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                         137,755           $  4,060
Accrued interest expense                 $20,335  $               0
Other accrued liabilities                $23,255  $               0
Notes Payable                           $343,500  $               0

TOTAL CURRENT LIABILITIES               $524,848          $4,060
STOCKHOLDERS' EQUITY: (Note 1)
Preferred stock, par value, $.001
authorized 10,000,000 shares issued
and outstanding at December 31, 1998
- NONE
Common stock, par value, $.00l
authorized 50,000,000 shares issued
and outstanding at December 31, 1996;
4,100,000 shares
June 30, 1998; 4,100,000 shares                             $4,100
December 31, 1998; 4,100,000 shares                         $ 4,100
June 31, 1999$11,100                                        $11,100
Additional paid in Capital                $24,468           $0
Other accumulated loss                    $ 2,262           $   0
Accumulated loss                          $-342,451. . . . .$-8,160
TOTAL STOCKHOLDERS' EQUITY                $-297,611         $-4,060
TOTAL LIABILITIES AND STOCKHOLDERS'       $227,235            $0
EQUITY

See accompanying notes to financial statements & audit report

                      ABSOLUTEFUTURE.COM
          (A Development Stage Company)

STATEMENT OF OPERATIONS



                       3 Mos. To     3 Mos. to.  6 Mos. to   6 Mos. to
                       6/30/99         6/30/98.   6/30/99     6/30/98
INCOME:
Revenue                 $74,635        $0 . . .  $ 125,607  $        0
EXPENSES:
General Selling and     $270,179      $2,575. . .$ 431,300    $2,575
Administrative
Other Expenses
Total Expenses         $270,179      $2,575 . . .$ 431,300    $2,575
Net Profit/Loss(-)     $-195,544      $-2,575    $-305,693   $-2,575
Net Profit/Loss(-)     $-.02          $-.0006 . .$-.03       $-.0006
per weighted share
(Note 1)
Weighted average       11,100,000   4,100,000   11,100,000 4,100,000
number of common
shares outstanding


  See accompanying notes to financial statements & audit report


                    ABSOLUTEFUTURE.COM
          (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 Additional  Accumulated
                       Shares. . . . .  Stock      Paid-In     Deficit
                                                   Capital

Balance, December 31,    4,100,000      $4,100      $0        -4,100
1995
Net Income/ Loss year
ended December 31, 1996
Balance, December 31,    4,100,000      $4,100      $0         $-4,100
1996
Net Income/ Loss year
ended December 31, 1997
Balance, December 31,     4,100,000    $4,100       $0        $-5,000
1997
Net Income/ Loss year
ended December 31, 1998
Balance, December 31,     4,100,000     $4,100      $0        $-8,160
1998
Issued in 6 Mos. To.      7,000,000     $7,000      $24,468
June 30, 1999

Net Income/Loss for 6
Mos. To June 30, 1999                                         $-305,693

Balance, June 30, 1999   11,100,000    $11,100      $24,468   $-344,613

  See accompanying notes to financial statements & audit report

                           ABSOLUTE FUTURE.COM
                      (A Development Stage Company)

STATEMENT OF CASH FLOWS


                       3 Mos. To     3 Mos. to . . .6 Mos. to    6 Mos. to
                       6/30/99         6/30/98 . . .6/30/99       6/30/98

Cash Flows from Operating
Activities:
Net Loss                $-195,544    $   0          $-305,693     $     0
Depreciation            $   6,754    $   0          $  11,893           0
Changes in assets
& liabilities
Receivables             $ 10,488  $      0          $ -22,305     $     0
Other assets             -1,661  $      0           $ -5,028      $     0
Accounts Payable . . .  $105,937  $    0            $133,695      $     0
Interest expenses. . . .$  9,535  $     0           $ 17,335      $     0
Other accrued
Liabilities            $  -2,857  $     0           $  -2,262     $     0
Translation                -2157        0           $  -2,262     $    0

Net cash used in . . .$  -81,634       0            $-146,745      $   0
operating activities
Cash Flows from
Fixed Asset Purchases. $  -21,011  $     0          $-65,063      $   0

Cash Flows from Financing
Activities
Loans & notes          $  63,500  $      0          $ 142,317       $  0
Stock Issued              40,000  $      0          $   40,000      $   0
Net increase (decrease) $ 20,855    $    0          $-29,481 . .  $        0
in cash
Cash, beginning of period $101,642 .$  0            $152,788      $      0
Cash, end of period      $122,697   $   0           $$122,697         $0

See accompanying notes to financial statements & audit report

ABSOLUTEFUTURE.COM
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 1999, December 31, 1998, and June 30, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 23, 1993, under laws of the State of Nevada, as Corporate Tours & Travel, Inc.

On May 9 1999, it issued 4,000,000 shares of restricted common stock to raise a total of $40,000.

On May 23, 1999, it acquired 100% of the issued share capital in Absolut Future Tech, Inc., a Nevada corporation, for 3,000,000 shares of restricted common stock.


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

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128, (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilutive common stock equivalents such as stock options.

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

NOTE 3- INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in the state of the Company's domicile and operations, Nevada. The Company's total deferred tax asset as of June 30, 1999 is as follows:

Net operation loss carry forward   $342,451

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

On May 9 1999, it issued 4,000,000 shares of restricted common stock to raise a total of $40,000.

On May 23, 1999, the Company issued 3,000,000 shares of restricted common stock to acquire 100% of the issued share capital in Absolut Future Tech Inc. , a Nevada corporation.

Preferred Stock

The  authorized Preferred Stock of Corporate Tours & Travel, Inc.
consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek further financing.


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

c) Reports on Form 8-K: On May 23, 1999, the Company filed a Form 8-K announcing that it had acquired 100% of the issued share capital of Absolut Future Tech, Inc. for 3,000,000 shares of restricted common stock and that the existing directors and officers had resigned and new officers and directors elected.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of August, 1999.

                           AbsoluteFuture.com

                           By: /s/ Graham Andrews
                           Graham Andrews, President