Form 10-Q
period 1999-09-30
ABSOLUTEFUTURE COM
filed 1999-11-16
CIK 1061103

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

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

                                 (425) 462 6210
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There  are  11,100,000  shares  of  common  stock  outstanding  as  of  November
12,1999.

TABLE  OF  CONTENTS

Part  I          Financial  Information

Item  1     Financial  Statements
Consolidated Balance Sheets (unaudited) as of September 30, 1999 and September 30, 1998

Consolidated Statement of Operations (unaudited) for the three month and nine month periods ended September 30, 1999 and 1998

Statement  of  Changes  in  Stockholders  Equity

Consolidated Statement of Cash Flows (unaudited) for the nine month periods ended September 30, 1999 and 1998

Notes  to  the  Consolidated  Financial  Statements  (unaudited)

Item  2     Management's  Discussion  of  Operations  and  Financial
          Condition

Part  II          Other  Information

Item  1     Legal  Proceedings

Item  4     Submission  of  matters  to  a  vote  of  security  holders

Item  6     Exhibits  and  Reports  on  Forms  8-K

Item  7     Signatures

  PART  I      FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

FINANCIAL  STATEMENTS

Unaudited financial statements for the quarter and nine-month period ended September 30, 1999.

ABSOLUTEFUTURE.COM
CONSOLIDATED  BALANCE  SHEETS(unaudited)

                                         September 30, 1999   September 30, 1998
ASSETS:
CURRENT ASSETS                           $            88,598  $              0
OTHER ASSETS                             $           145,793  $              0
                                         -------------------  ----------------
                                         $           234,390  $              0
TOTAL ASSETS                             ===================  === ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                         $           107,020  $          4,060
Accrued interest expense                 $            33,640  $              0
Other accrued liabilities.               $           277,092  $              0
Notes Payable                            $           343,500  $              0
                                         -------------------  ----------------
TOTAL CURRENT LIABILITIES                $           761,252  $          4,060

SHAREHOLDERS EQUITY

Preferred stock, par value $.001,
10,000,000 shares authorized, none
issued and outstanding at
September 30, 1999 and September 30,
1998                                     $                 0  $              0

Common stock, par value $.001,
50,000,000 authorized, 11,100,000
issued and outstanding as at
September 30, 1999 and 4,100,000 issued
And outstanding as at September 30, 1998 $            11,100  $          4,100
Additional paid in capital               $            36,000  $              -
Translation gain/(loss)                  $            (2,414) $              -
Prior period profit/(loss).              $           (36,017) $              -
Profit/(loss) for the 9 month period     $          (535,530) $              -
Accumulated profit/(loss)                $          (571,547) $        (8,160)
                                         -------------------  --------- ------
TOTAL STOCKHOLDERS' EQUITY               $          (526,862) $        (4,080)
                                         -------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $           234,390  $              0
                                         ===================  ================


See accompanying notes to financial statements & audit report



                          3 months to   3 months to   9 months to   9 months to
                          Sept 30 1999  Sept 30 1998  Sept 30 1999  Sept 30 1998
INCOME:
Revenues                  $    37,650   $       0     $    163,257     $     0
Interest                  $        14   $       0     $         80     $     0

EXPENSES

General Selling and
Administration            $   248,879   $   2,575     $   648,76       $ 2,575

Depreciation and
Amortization              $     6,390   $       0     $   18,018       $     0

Interest expense          $    10,305   $       0     $   32,080       $     0
                          -----------   ---------     ----------       -------
Total expenses            $   266,573   $   2,575     $  698,869       $ 2,575
                          ----------    ---------     ----------       -------
Net Profit (Loss)         $  (228,909)  $  (2,575)    $  535,531       $(2,575)
                          ===========   =========     ==========       ========

Net Profit/(Loss)per share       (.02)  $  (.0006)    $    (.07)       $ (.0006)

Weighted average shares
outstanding                11,100,000   4,100,000     7,600,00        4,100,000

ABSOLUTEFUTURE.COM
(A  Development  Stage  Company)

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (Unaudited)

                                                  Additional  Accumulated
                          Shares        Stock      Paid-In     Deficit
                                                   Capital
                        ----------   ----------   ---------  ------------
Balance, December 31,    4,100,000      $4,100      $0        $  (4,100)
1995

Net Income/ Loss year
ended December 31, 1996                                        $ (4,100)
Balance, December 31,    4,100,000      $4,100      $0         $ (4,100)
1996

Net Income/ Loss year
ended December 31, 1997                                        $   (900)
Balance, December 31,     4,100,000    $4,100       $0         $ (5,000)
1997

Net Income/ Loss year
ended December 31, 1998                                        $ (31,017)
Balance, December 31,     4,100,000     $4,100      $0         $ (36,017)
1998

Issued in 9 Mos. To.      7,000,000     $7,000      $36,000    $  36,000
September 30, 1999

Net Income/Loss for 9
Mos. To September 30, 1999                                     $(535,530)

Balance, June 30, 1999   11,100,000    $11,100      $24,468    $(571,547)


See accompanying notes to financial statements & audit report


ABSOLUTE  FUTURE.COM
(A  Development  Stage  Company)


STATEMENT OF CASH FLOWS
                                             9 Months To         9 Months To
                                         September 30, 1999   September 30,1998
Cash Flow from Operating Activities:
Net Loss . . . . . . . . . . . . . .   $          (563,430)  $                0
Adjustments to reconcile net loss to cash
(used in) provided by operating activities
Depreciation . . . . . . . . .. . . .  $            18,018   $                0

Changes in assets & liabilities:
  Receivables. . . . . . . . . . . .   $            (7,425)  $                0
  Other assets . . . . . . . . . . . . $           (80,882)  $                0
  Accounts Payable  . . . . . . . . .  $            90,566   $                0
  Accrued Interest expense . . . . . . $            33,640   $                0
  Other accrued liabilities. . . . . . $           294,758   $                0
  Translation. . . . . . . . . . . . . $            (2,372)  $                0
Net Cash (Used in) provided
by Operations. .  . . . . . . . . . .  $          (219,398)  $                0

Cash Flows from Fixed Asset Purchases. $           (82,929)  $                0
Net Cash used in investing

Cash Flows from Financing Activities:
  Loans & notes. . . . . . . . . . . . $           343,500   $                0
  Stock Issued . . . . . . . . . . . . $            40,000   $                0

Net Cash (Used in) Provided by
Financing Activities                   $            383,500  $                0
                                       -------------------   ------------------
                                       $             81,173  $                0

Net Increase in cash . . . . . .. . .
Cash - beginning of period . . . . . . $                 0   $                0
Cash - end of period . . . . . . . . . $            81,173   $                0


See accompanying notes to financial statements & audit report


ABSOLUTEFUTURE.COM
(A  Development  Stage  Company)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (Unaudited)
---------------------------------------------

NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY DESCRIPTION OF BUSINESS

History  and  Organization

The Company was organized September 23, 1993, under laws of the State of Nevada, as Corporate Tours & Travel, Inc. On September 27, 1993, the Company issued 4,100,000 shares of common stock of par value $.001 for services of $4,100.

On May 9 1999, it issued 4,000,000 shares of restricted common stock to raise a total of $40,000.

On May 23, 1999, it acquired 100% of the issued share capital in Absolut Future Tech, Inc., a Nevada corporation, for 3,000,000 shares of restricted common stock.

Description  of  Business

AbsoluteFuture.com is an internet company. It develops software and provides consulting services to companies requiring e-business and internet solutions.

The Company also owns an on-line recruiting application, www.internetinterview.com.


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

As of September 30, 1999, the Company had issued 210,000 options to acquire common stock.

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

Net  operation  loss  carry  forward   $571,547

The federal net operating loss carry forward will expire various amounts from 2013 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE  4-  SHAREHOLDERS'  EQUITY

Common  Stock

The authorized common stock of AbsoluteFuture.com consists of 50,000,000 shares with a par value of $.001 per share.

On September 27, 1993, the Company issued 4,100,000 shares of its $.00l par value common stock for services of $ 4,100.

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

On May 23, 1999, the Company issued 3,000,000 shares of restricted common stock to acquire 100% of the issued share capital in Absolut Future Tech Inc., a Nevada corporation.

Preferred  Stock

The authorized Preferred Stock of AbsoluteFuture.com consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


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

NOTE  7-  WARRANTS  AND  OPTIONS

The  1999  Stock  Option  Plan

On September 7, 1999, the Company's board of directors adopted the 1999 Stock Option and Stock Grant Plan. The Company is authorized to issue up to 1,000,000 shares of common stock under the 1999 Stock Option and Stock Grant Plan.

In the three months ended September 30, 1999, the Company granted options under the 1999 Stock Option and Stock Grant Plan to purchase 210,000 shares of common stock at a price of $0.60c.

There are no warrants outstanding to acquire any additional shares of common or preferred stock.



ITEM  2.   MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL  CONDITION

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

Discussion  of  Operations

The Company's Plan of Operation has changed since the filing of its amended Form 10-SB. The Company is now an Internet company. It focuses on two main areas:

(1) developing software and providing consulting services on the internet and web development; and

(2)     e-commerce  and  the  development  of  e-business  opportunities.


The Company carries out software development and provides consulting services. Among its clients is Microsoft Corporation, to which it provides specialist services in the field of e-commerce. The Company is looking to expand this area of its business. In the nine month period to September 30, 1999, all of its revenues derived from consulting work, principally from Microsoft.

Through its involvement in consulting work on the Internet, the Company is able to review many promising e-business opportunities and add value through its technical expertise. On August 11, 1999, the Company acquired the business and assets of Internet Interview Inc. for an initial consideration of $70,000. The business of Internet Interview is an online resume service focusing on high tech personnel, which is on the internet at www.internetinterview.com.

The Company has been developing new software for the Internet Interview recruiting service. Management believes that this software will significantly enhance the usefulness of Internet Interview and give it a major competitive edge over other such services. The new software will enable Internet Interview to provide much more precise search techniques that give users precisely the resumes they need.

The new software was launched as a 'beta' version in September and management expects the full service to be launched in early December 1999.

The software and techniques developed for Internet Interview are also applicable in other areas and management will be focusing on marketing and selling this software.

The main cost of the business is employment costs, which accounted to 39% of total costs. Employees were deployed on work for Microsoft, development work on Internet Interview and other software products and on general corporate and administrative work for the Company.

Competition

The Company is a relatively small participant among firms which engage in technical consulting for the Internet and related activities. There are many established consulting and software development companies which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

Employees

The Company and its subsidiaries had 5 employees at September 30, 1999. In addition, its officers and directors will devote as much time as the board of directors determine is necessary to carry out the affairs of the Company. None of the officers and directors, including the president, are employees of the Company and currently take no salary, fees or remuneration other than having share options and being shareholders in the Company.

Financial  Position

To date, the Company has been supported by loans made by the principal shareholders. While this support is continuing, management are looking ways of increasing the Company's capital base and liquidity.

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

Dated  this  12th  day  of  November,  1999.

                           AbsoluteFuture.com

                           By:  /s/  Graham  Andrews
                           Graham  Andrews,  President