Form 10KSB
period 1999-12-31
ABSOLUTEFUTURE COM
filed 2000-04-14
CIK 1061103

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 1999

                       Commission File Number: 000-24199

                               ----------------

                              ABSOLUTEFUTURE.COM
                (Name of small business issuer in its charter)

                   Nevada                                        88-0306099
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                        10900 NE 8th Street, Suite 1414
                              Bellevue, WA 98004
          (Address of principal executive offices including zip code)

                                (425) 462-6210
                          (Issuer's telephone number)

                               ----------------

             Securities registered under Section 12(b) of the Act:

                                     None

             Securities registered under Section 12(g) of the Act:

                         Common Stock $.001 Par Value
                                Title of Class

                               ----------------

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for the most recent fiscal year: $163,258.

  On April 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $30,396,395, computed by reference to the price at which the stock was sold on such date.

  There were 21,318,000 shares of common stock $.001 par value outstanding as of April 10, 2000.

  Transitional Small Business Format (check one): Yes [_] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ABSOLUTEFUTURE.COM
                           FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----


                                    PART I


 ITEM 1.  DESCRIPTION OF BUSINESS.......................................     3


 ITEM 2.  DESCRIPTION OF PROPERTY.......................................     6


 ITEM 3.  LEGAL PROCEEDINGS.............................................     6


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     6


                                    PART II


 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......     7


 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................     8


 ITEM 7.  FINANCIAL STATEMENTS..........................................    10


 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    26


                                   PART III


 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..    26


 ITEM 10. EXECUTIVE COMPENSATION........................................    27


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    29


 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    30


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................    31

                                    PART I

  This Form 10-KSB contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. Our forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The information set forth under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identify important additional factors that could materially adversely affect our actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

  AbsoluteFuture.com, (the "Company") through its wholly owned subsidiary companies, Absolut Future Tech Inc. and Absolut Future Tech Inc (Canada), (hereinafter collectively known as the "Company" or "AbsoluteFuture") is a software developer and consultant to software developers, which specializes in database applications, security, encryption and Internet communications.

  The Company's existing business is the provision of database consulting services. However, the Company is currently focusing much of its effort on the development of a new internet security product, SafeMessage. It also owns an on-line recruiting service known as Internet Interview.

Corporate Background

  The Company was formed as Corporate Tours & Travel, Inc. (CTTI), a Nevada corporation, on September 23, 1993. Absolut Future Tech Inc. (Tech) was formed as a Nevada corporation on November 16, 1998 to engage in software development and consulting.

  In May 1999, CTTI purchased all of the outstanding capital stock of Tech for 3,000,000 shares of common stock. Shortly afterwards, the officers and directors of CTTI resigned and CTTI sold an additional 4,000,000 common shares for $40,000 to a group substantially comprised of the former stockholders of Tech. Upon completion of the purchase, CTTI was renamed AbsoluteFuture.com, and representatives of Tech assumed the officer and directors positions of AbsoluteFuture.com.

  The transaction was accounted for as a purchase of CTTI by Tech followed by a recapitalization. CTTI had net liabilities of $4,060, consisting of accounts payable at the time of the transaction. Because CTTI had no operations historically and was a shell company, the purchase did not result in goodwill and the assumption of liabilities resulted in a reduction of additional paid-in capital.

  Tech had 10,000,000 common shares outstanding at the time of the purchase. The common shares presented herein are those of CTTI, now renamed AbsoluteFuture.com. Transactions involving the common stock of Tech prior to the purchase have been restated to adjust the number of shares by a conversion ratio of 3:10 in order to reflect the number of CTTI common shares received by holders of Tech common shares resulting from the recapitalization.

  The operating results for CTTI have been included in the Company's operations from the acquisition date.

SafeMessage

  The Company is currently devoting much effort to the development of SafeMessage, a secure messaging system for the Internet. SafeMessage provides a high-security, limited-persistence, guaranteed-status messaging service, while at the same time it aims to provide the ease of use of email. The service gives a high level of security, as all messages are encrypted with Public-Key/Private-Key and/or one-time symmetric negotiated keys. Moreover, no persistent copies of messages are left on servers and mail servers, and their archiving systems are bypassed. The service also only sends the message when the recipient is available to receive the message and gives delivery notification. The service provides for automatic message expiration and all messages auto-expire, auto-shred, and auto-delete.

  The SafeMessage service is being developed using technology developed by the Company. The Company filed applications for provisional patents in connection with the SafeMessage technology in March 2000.

  It is currently planned to have the service ready for a beta test in the second quarter of 2000, with a full commercial launch in the third quarter. However, until the product has been fully developed and tested, there is no guarantee that it will work fully in the way that is anticipated, or that it will be completed on the aforementioned time schedule.

  The Company is beginning to undertake marketing studies to test the market for the SafeMessage service. However, this is at an early stage and there is no guarantee that the SafeMessage will be accepted in the market nor that it can be priced at a level that will provide a return on the Company's investment in its development and launch.

Consulting Services

  During 1999, consulting services which were provided to Microsoft Corporation generated substantially all of the Company's revenues. The Company expects to increase its consulting revenues in 2000. However, the major obstacle is being able to recruit software specialists of sufficient skill and experience. The market for such skilled people is tight and they are highly sought after by many companies, including the Company's competitors.

Internet Interview

  The Company acquired certain assets of Internet Interview on August 11, 1999 for a cash payment of $70,000. The assets included primarily a web page based recruiting application with a database of over 100,000 records of high tech personnel. Subsequent to the acquisition, the Company completely redesigned the software of the Internet Interview system. Many other on-line recruiting systems rely on a system of holding resumes as Word documents and the use of a key word search approach. Internet Interview is based on the TechnoBio(TM) system, an Internet-based interview of a person's skills and experience. Searches for candidates are based on the TechnoBio(TM) data, resulting in a rapid and accurate search process.

Patents, Proprietary Technology and Other Intellectual Property

  On March 10, 2000, the Company filed two provisional patent applications for key technologies that will be deployed in the SafeMessage application. The Company intends to apply for patent protection in the U.S. and overseas for its other proprietary technologies, where feasible.

  The Company's success depends in large part upon its ability to protect its technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application.

  The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its SafeMessage product under development. The Company is not aware of the issuance of any patents or the filing of any patent applications which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing upon any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.

 The Company may decide for business reasons to protect a patentable invention as a trade secret. In such event or if patent protection is not available, the Company must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. The Company's employees and consultants have access to the Company's proprietary information and have signed confidentiality agreements.

Research and Development Spending

  During the year ended December 31, 1999 and the period from November 16, 1998 to December 31, 1998, the Company spent $52,561 and $0 respectively on research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  In late 1999 the Company entered into an agreement with its Chief Technology Officer, William Antony McNamara to purchase a technology he had developed prior to joining the Company, known as "Local Hard Drive" or "LHD." LHD consists of two main elements: the infrastructure and the end product. The infrastructure provides modular implementation of inspecific processes, such as variable encryption, compression, and transmission techniques, along with powerful data-packaging facilities. The modularity allows for seamless adaptation of new technologies and integration of older ones into packages with a common (and therefore easy-to-program with) interface. The LHD product uses this infrastructure to provide data-location independence regardless of the transmission medium, creating a secure, high speed, automatically synchronized virtual hard-disk across the internet.

  The LHD technology and infrastructure has been essential and highly leveraged in the development of SafeMessage, and will be integral to future products including the LHD product.

Marketing Strategy

  The Company intends to increase its marketing activities and each area of its business will need extensive marketing effort in order to increase revenues.

  SafeMessage will be marketed initially to corporate customers, particularly those who handle client confidential information and those who operate from several centers and require a secure method of communicating between the centers. Financial, professional and medical organizations are likely to be among the first targets. However, SafeMessage is still in the process of being developed and no detailed marketing has yet been undertaken and no commitments have yet been received for the product.

  The Company is working to market Internet Interview based on the new TechnoBio(TM) system. Potential customers for Internet Interview are principally recruitment companies. The service is currently offered at no charge, however, the Company hopes to eventually have a subscription-based service in place.

Competition

 Substantially all of the Company's competitors have, and potential future competitors could have substantially greater technical, financial, marketing, and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing services or introduce new services that will offer superior price or performance features. In such case, the Company may experience significant price competition, which could have a material adverse effect on gross margins.

Employees

  The Company presently has ten employees in its Bellevue, Washington office, of which three are software developers mainly working on the development of SafeMessage, two are software developers working on third party contracts and five are in management, marketing and administration. There are no employees in the Vancouver, BC office.

  The business success of AbsoluteFuture.com is, and will continue to be, highly dependent upon the skills of its software development team. A key factor affecting the company's profitability and growth will be its ability to recruit and retain skilled personnel.

Government Contracts and Regulations

  The Company is not involved in any Government contracts. The Company is subject to Government regulations including federal, state, and local governments and their agencies. The Company endeavors to ensure compliance with all such laws.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company's executive offices are located at 10900 NE 8th Street, Suite 1414, Bellevue, Washington 98004. The Company leases approximately 2,231 sq. feet of office space at the address from a non-affiliate. The lease commenced on January 1, 1999 and has a term of five years. The rental during 1999 was $27.50 per square foot, giving a total rent in 1999 of $61,353. During 2000, the rental is $28.50 per square foot. The Company is currently searching for additional space to lease in the Bellevue, Washington area to support planned expansion.

  The Company has an office in 885 West Georgia Street, Vancouver, British Columbia, Canada. The office is rented on monthly basis at a rent of approximately $1,200 per Month.

  The Company does not own any real estate.

  The Company does not invest in, nor does the Company intend in the future to invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

  On November 30, 1999, the Company filed a lawsuit in the Superior Court of Washington for King County against Sergei Sheinblum, and his wife alleging breach of an agreement to assist in the development of the Company; conversion and unjust enrichment arising out of personal use and/or retention of Company property and funds; and misrepresentation and tortuous interference with a business expectancy. Mr. Sheinblum's wife is a shareholder in the Company. The lawsuit seeks damages in an amount to be proven at trial, but expected to exceed $100,000, and injunctive relief prohibiting further conduct detrimental to the Company. The lawsuit is currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock has been traded on the NASD OTC Bulletin Board market since it began public trading in July of 1999, under the symbol AFTI. The following table sets forth the high and low bid prices for the Company's common stock, by quarter.

                                                                    High    Low
                             Quarter Ended                           Bid    Bid
                             -------------                         ------- -----
     September 30, 1999........................................... $10.625 $0.28
     December 31, 1999............................................ $  0.12 $0.39
     March 31, 2000............................................... $  6.00 $0.34

  The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

  On April 10, 2000, the bid price of the Company's common stock was $1.9375 per share. On such date the Company had 70 holders of record of the Company's common stock.

  The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

Sales of Unregistered Securities

  Unregistered securities were sold within the last three fiscal years in the following private transactions which were exempt from registration under the Securities Act of 1933.

  In December 1998 and January 1999, Absolut Future Tech Inc. issued 10,000,000 shares of unregistered common stock to the 12 non-U.S. founders of the company. No underwriter was involved and no commissions were paid. The securities were exempt from registration under Regulation S of the Securities Act of 1933.

  On May 29, 1999, 4,000,000 shares of unregistered stock of the Company were sold to 18 non-U.S. persons at $0.01 per share for a total cash consideration of $40,000. No underwriter was involved and no commissions were paid. The securities were exempt from registration under Regulation S of the Securities Act of 1933.

  On June 10, 1999, the Company issued 3,000,000 shares of unregistered common stock to the 12 non-U.S. shareholders of Absolut Future Tech Inc. in exchange for 10,000,000 shares in Absolut Future Tech Inc., which was the entire issued common stock of Absolut Future Tech Inc. No underwriter was involved and no commissions were paid. The securities were exempt from registration under Regulation S of the Securities Act of 1933.

  On December 29, 1999, the Company sold 2,200,000 shares of common stock in a private transaction to Randolph Management Inc., an accredited U.S. investor, for a cash consideration of $500,000. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

  In January 2000, the Company issued 2,288,000 shares of common stock to 8 non-U.S. holders of notes payable to the Company in consideration for canceling the principal amounts of the notes which totaled

$520,000. No underwriters were involved and no commission was paid. The securities were exempt from registration under Regulation S of the Securities Act of 1933.

  In January 2000, the Company issued 1,250,000 shares of common stock to four accredited U.S. investors in a private transaction for a cash consideration of $500,000. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

  On February 1, 2000, the Company issued 200,000 shares to William Antony McNamara for the rights to the Local Hard Drive product. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and applicable state regulations.

  On February 1, 2000, the Company issued 100,000 shares to a recruiting firm for services, 30,000 shares to a consultant for services and 50,000 shares to a non-U.S. person for consulting services. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company is in its early stages of operations.

  The Company has a limited operating history and only had operating revenues from its consulting business in 1999. It anticipates operating losses and negative operating cash flow for fiscal 2000. The success of the operations will depend on the growth and commercial acceptance of the Internet and e-commerce, the viability of its unproven business model, relationships with strategic partners and key vendors, and the availability of additional capital. The business is subject to intense competition, rapid technological change, government regulation and legal uncertainties associated with the Internet, e-commerce, systems interruptions and security risks. Each section of the "Description of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the other sections of this Form 10-KSB, describe these and other risk factors in more detail.

Results of Operations

Year Ended December 31, 1999 and the period from November 16, 1998 to December 31, 1998

  The Company had minimal operations in the period from November 16, 1998 to December 31, 1998 and activities for the year ended December 31, 1999 principally related to formation of the Company.

  Revenues for the year ended December 31, 1999 derived from consulting services were $163,258, as compared to no revenues for the 1998 period. This revenue increase reflects the fact that revenue-generating activities did not commence until 1999.

  Cost of revenue consists of the direct salary and employee benefit costs related to employees involved in revenue generating activities. Cost of revenue was $142,171 for the year ended December 31, 1999. Revenue generating activities did not commence until 1999.

  Total operating expenses for 1999 increased significantly over the period ended December 31, 1998. Total operating expenses of $989,842 were incurred in the year ended December 31, 1999 compared to total operating expenses of $25,848 for the period ended December 31, 1998. This represents an increase in operating expenses of $963,994. The increase in operating expenses for 1999 is attributed mainly to increased expenditures associated with general and administrative costs, which increased to $937,281 for the year ended December 31, 1999 from $25,848 for the period ended December 31, 1998 and reflects the payment of salaries associated with an increase in personnel. Research and development expenses in 1999 were $52,561 and reflect the Company's emphasis on refining and expanding the capability of the Company's technology.

  The Company incurred a net loss of $1,010,164 in 1999 compared to a net loss of $28,711 in 1998 period.

  Management is currently putting much of the Company's efforts and resources into the development and launch of SafeMessage. Much of the Company's future prospects depend upon its successful development and it gaining market acceptance. There is no guarantee or assurance that SafeMessage will be either a technical or commercial success.

Liquidity and Capital Resources

  Net cash used in operating activities for 1999 was $599,573, representing primarily increases in operating expenses compared to $24,857 for 1998. Net cash used in investing activities rose to $209,851 for 1999 compared to $24,137 for 1998, an increase of $185,714. Investing activities in 1999 represented primarily the purchases of property and equipment, technology and a short term investment used to secure a standby letter of credit. Cash flows from financing activities in 1999 and 1998 of $658,917 and $201,182, respectively, were generated from borrowing from shareholders and sales of the Company's common stock.

  The Company had a working capital deficiency of $422,128 at December 31, 1999. At December 31, 1999, the Company had cash and cash equivalents on hand of $1,681 and other current assets of $17,053. Current liabilities at December 31, 1999 were $440,862.

  Subsequent to the 1999 year-end, the Company collected $500,000 on its stock subscriptions receivable. In addition, it issued 1,250,000 shares of common stock for $500,000, of which $200,000 in cash had been received by April 10, 2000, and issued 2,288,000 shares of common stock for the conversion of $520,000 of debt which existed at December 31, 1999. No gain or loss resulted from the conversion of debt into common stock as the conversion price approximated fair market value on the commitment date. Accordingly, management now believes that its liquidity and capital resources are adequate to conduct its near-term planned operations, although further increases in capital will be necessary to fund the proposed increase in activities. Potential sources of liquidity include loans from existing stockholders and others, as well as additional sales of stock.

  Using proceeds from the December 1999 and January 2000 stock sales, the Company plans to further develop and begin the marketing of the SafeMessage product. The Company is focused on the development and commercialization of SafeMessage and related products, as well as the pursuit of corporate partners and potential acquisition candidates. The primary future needs for capital are for continued research, development and marketing of products and funding to support strategic acquisitions. Working capital requirements may vary depending upon numerous factors including the progress of research and development, competitive and technological advances, market acceptance of the Company's products and other factors. The Company anticipates operating with approximately 20 employees by the end of 2000.

  Additional funds will be required to continue operations and, over the longer term, substantial additional funds will be required to maintain and expand research and development activities and to further commercialize, with or without corporation partners, any of the Company's proposed products. In addition, substantial funds may be required to support strategic acquisitions. No assurance can be given that satisfactory funding can be arranged on a timely basis to meet the future needs of the Company or that future revenues and profits will be sufficient to reduce the Company's long-term funding requirements.

Effect of new accounting pronouncements

  In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which must be adopted by the Company by June 30, 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN No. 44 will be effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting treatment for modifications to the exercise prices of stock option awards occurring after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related interpretations to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The January 12, 2000 effective date applies prospectively after July 1, 2000 to certain fixed stock award modifications to add a reload feature after January 12, 2000. Management does not believe the adoption of FIN No. 44 will have a material impact on Company's financial position or results of operations.

Subsequent events

  See notes 5(c) and 12 to the consolidated financial statements for a discussion of subsequent events.

Contingencies and Commitments

  As of December 31, 1999 the Company did not have any material commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

                               ABSOLUTEFUTURE.COM
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
     Independent Auditors' Report..........................................  12

     Consolidated Balance Sheet............................................  13

     Consolidated Statements of Operations.................................  14

     Consolidated Statements of Stockholders' Deficit......................  15

     Consolidated Statements of Cash Flows.................................  16

     Notes to Consolidated Financial Statements............................  17

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AbsoluteFuture.com:

  We have audited the accompanying consolidated balance sheet of AbsoluteFuture.com and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999 and the period from November 16, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AbsoluteFuture.com and subsidiaries as of December 31 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from November 16, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, the Company has incurred net losses since inception and has net capital and working capital deficiencies at December 31, 1999 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP
Seattle, Washington

April 7, 2000

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1999

                              ASSETS

Current assets:
  Cash............................................................ $     1,681
  Prepaid expenses................................................      17,053
                                                                   -----------
      Total current assets........................................      18,734

Property and equipment, net.......................................      63,261
Intangible assets, net of accumulated amortization of $10,834.....     117,166
Restricted cash...................................................      70,277
Deposits..........................................................       7,906
                                                                   -----------
      Total assets................................................ $   277,344
                                                                   ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Bank overdraft.................................................. $    28,784
  Accounts payable................................................      87,540
  Accrued employee benefit costs..................................      11,183
  Accrued interest................................................      42,040
  Current portion of note payable.................................      45,000
  Loans payable to stockholders...................................     226,315
                                                                   -----------
      Total current liabilities...................................     440,862
                                                                   -----------

Notes payable to stockholders.....................................     350,000
Note payable, less current portion................................     170,000
Other long-term obligation........................................      63,000

Commitments, contingency and subsequent events

Stockholders' deficit:
  Preferred stock, $0.001 par value. Authorized 10,000,000 shares;
   issued and outstanding no shares...............................         --
  Common stock $0.001 par value. Authorized 50,000,000 shares;
   issued and outstanding 14,400,000 shares.......................      14,400
  Additional paid-in capital......................................     788,913
  Stock subscriptions receivable..................................    (501,000)
  Deferred stock compensation.....................................      (7,964)
  Accumulated deficit.............................................  (1,038,875)
  Accumulated other comprehensive loss............................      (1,992)
                                                                   -----------
      Total stockholders' deficit.................................    (746,518)
                                                                   -----------
      Total liabilities and stockholders' deficit................. $   277,344
                                                                   ===========


          See accompanying notes to consolidated financial statements.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        Year ended December 31, 1999 and
         period from November 16, 1998 (inception) to December 31, 1998

                                                                 Period from
                                                    Year ended  November 16 to
                                                   December 31,  December 31,
                                                       1999          1998
                                                   ------------ --------------
   Revenue........................................  $  163,258          --
   Costs of revenue...............................     142,171          --
                                                    ----------    ---------
     Gross profit.................................      21,087          --
   General, administrative and business
    development expenses..........................     937,281       25,848
   Research and development.......................      52,561          --
                                                    ----------    ---------
     Loss from operations.........................     968,755       25,848
   Interest expense, net of interest income of
    $3,141 in 1999 and $137 in 1998...............      41,409        2,863
                                                    ----------    ---------
     Net loss.....................................  $1,010,164       28,711
                                                    ==========    =========
   Basic and diluted net loss per share...........  $     0.13         0.02
   Weighted average shares used to compute basic
    and diluted net loss per share................   7,786,222    1,554,000


          See accompanying notes to consolidated financial statements.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                       Year ended December 31, 1999 and
        period from November 16, 1998 (inception) to December 31, 1998

                            Common stock                                                        Accumulated
                         ------------------ Additional     Stock       Deferred                    other         Total
                         Number of           paid-in   subscriptions    stock     Accumulated  comprehensive stockholders'
                           shares   Amount   capital    receivable   compensation   deficit        loss         deficit
                         ---------- ------- ---------- ------------- ------------ -----------  ------------- -------------
Sale of common stock at
inception..............         225 $   --     1,000       (1,000)         --            --          --              --
Common stock issued in
connection with notes
payable................     700,388     700      460          --           --            --          --            1,160
Issuance of common
stock for services.....   2,209,387   2,210      901          --           --            --          --            3,111
Net loss...............         --      --       --           --           --        (28,711)        --          (28,711)
                         ---------- -------  -------     --------       ------    ----------      ------      ----------
Balances at December
31, 1998...............   2,910,000   2,910    2,361       (1,000)         --        (28,711)        --          (24,440)
Sales of common stock..   6,200,000   6,200  533,800     (500,000)         --            --          --           40,000
Issuance of stock
options................         --      --     9,102          --        (9,102)          --          --              --
Amortization of
deferred compensation..         --      --       --           --         1,138           --          --            1,138
Issuance of common
stock in connection
with notes payable.....      90,000      90    2,910          --           --            --          --            3,000
Acquisition of
Corporate Tours and
Travel, Inc............   4,100,000   4,100   (8,160)         --           --            --          --           (4,060)
Issuance of common
stock for services.....   1,100,000   1,100  248,900          --           --            --          --          250,000
Comprehensive loss:
 Net loss..............         --      --       --           --           --     (1,010,164)        --       (1,010,164)
 Foreign currency
 translation
 adjustment............         --      --       --           --           --            --       (1,992)         (1,992)
 Total comprehensive
 loss..................         --      --       --           --           --     (1,010,164)     (1,992)     (1,012,156)
                         ---------- -------  -------     --------       ------    ----------      ------      ----------
Balances at December
31, 1999...............  14,400,000 $14,400  788,913     (501,000)      (7,964)   (1,038,875)     (1,992)       (746,518)
                         ========== =======  =======     ========       ======    ==========      ======      ==========


         See accompanying notes to consolidated financial statements.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Year ended December 31, 1999 and
         period from November 16, 1998 (inception) to December 31, 1998

                                                                  Period from
                                                                 November 16 to
                                                                  December 31,
                                                       1999           1998
                                                    -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................... $(1,010,164)    $(28,711)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization...................      35,597          789
   Common stock issued for services................     250,000          --
   Amortization of deferred compensation and
    discount on notes payable to stockholders......       5,208        3,201
   Changes in certain assets and liabilities:
     Prepaid expenses and other current assets.....     (13,917)      (3,136)
     Accounts payable..............................      83,480          --
     Accrued employee benefit costs................      11,183          --
     Accrued interest..............................      39,040        3,000
                                                    -----------     --------
       Net cash used in operating activities.......    (599,573)     (24,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............     (70,532)     (18,281)
  Acquisition of intangible asset..................     (65,000)         --
  Purchase of short-term investment, representing
   restricted cash.................................     (70,277)
  Other............................................      (4,042)      (5,856)
                                                    -----------     --------
       Net cash used in investing activities.......    (209,851)     (24,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft...................................      28,784          --
  Proceeds from notes payable and notes payable to
   stockholders....................................     590,133      201,182
  Sales of common stock............................      40,000          --
                                                    -----------     --------
       Net cash provided by financing activities...     658,917      201,182
                                                    -----------     --------
       Increase (decrease) in cash.................    (150,507)     152,188

Cash at beginning of period........................     152,188          --
                                                    -----------     --------
Cash at end of period.............................. $     1,681     $152,188
                                                    ===========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest......... $     1,440     $    --
                                                    ===========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Common stock subscriptions receivable............ $   500,000     $  1,000
  Net liabilities assumed in acquisition of
   Corporate Tours and Travel, Inc.................       4,060          --
  Common stock issued in connection with issuance
   of notes payable................................       3,000        1,160
  Acquisition of technology........................      63,000          --
                                                    ===========     ========


          See accompanying notes to consolidated financial statements.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

(1) Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

  AbsoluteFuture.com is the surviving corporation resulting from the May 1999 merger of Corporate Tours & Travel, Inc. (CTTI) and Absolut Future Tech, Inc.
(Tech). For financial reporting purposes, the merger was treated as a recapitalization of Tech, with Tech as the acquiror of CTTI. The historical financial statements of AbsoluteFuture.com are those of Tech.

  AbsoluteFuture.com and subsidiaries (Company) is an information technology service provider that has developed core competencies in complex Internet/intranet solutions. The Company's area of expertise is primarily e-commerce. The Company's services are generally performed on a contract basis to organizations with complex information technology operations. The Company was incorporated in November 1998 and has offices in Bellevue, Washington and Vancouver, British Columbia. The Company left the development stage in 1999.

 (b) Basis of Presentation

  The consolidated financial statements include the accounts of AbsoluteFuture.Com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Revenue Recognition

  The Company primarily delivers services under time-and-materials contracts. Revenues earned under time-and-materials contracts are generally recognized as services are provided. Revenues earned in excess of billings represent revenue recognized in advance of amounts billed and are included in accounts receivable. Billings in excess of revenues earned are classified as deferred revenues.

 (d) Restricted Cash

  Cash of $70,277 is restricted as to withdrawal at December 31, 1999 and secures a standby letter of credit which guarantees the Company's obligation for its leased office facility.

 (e) Foreign Currency Translation

  Assets and liabilities of the Company's Canadian subsidiary are translated to U.S. dollars at year-end rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a component of other comprehensive loss. Foreign currency transaction gains and losses are included as a component of other income and expense.

 (f) Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization on property and equipment are calculated using the straight-line method over their estimated useful lives of three to seven years. Maintenance and repairs are charged to operating expense as incurred. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

 (g) Intangible Assets

  Intangible assets consist primarily of an acquired Internet web site and acquired technology. These intangible assets are amortized using the straight-line method over three years.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


 (h) Impairment of Long-Lived Assets

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

 (i) Income taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to tax loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

 (j) Stock Based Compensation

  The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma results are presented as if compensation cost for stock options issued to employees had been determined pursuant to SFAS No. 123.

 (k) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (l) Net Loss Per Share

  Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As the Company had a net loss for the periods presented, basic and diluted net loss per share are the same for these periods.

  The computation of diluted net loss per share excludes options to acquire 220,000 shares of common stock at a weighted average exercise price of $0.60 per share for 1999 because their effect would be antidilutive. In addition, 200,000 shares of common stock have been excluded from the calculation, which were issued in January 2000 to settle a liability of $63,000 included in other long-term obligations at December 31, 1999 for the acquisition of technology in November 1999.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


 (m) Concentrations of Risk and Financial Instruments

  Credit is extended based on an evaluation of a customer's financial condition, and collateral is generally not required. The Company derived all of its revenue in 1999 from consulting services provided to one customer in the United States.

  The Company's financial instruments consist of cash, accounts payable, accrued liabilities and loans and notes payable to stockholders. The fair value of these instruments, with the exception of non-interest bearing loans and notes payable for which it is not practicable to estimate fair value, approximates their financial statement carrying amounts due to their short maturities.

 (n) Segment Information

  Revenues consist entirely of fees for consulting services. The Company organizes its information by management responsibility for client projects. The Company operates in a single business segment providing e-business services to customers in the United States and Canada. No revenues were derived from assets and technology acquired in 1999.

 (o) Comprehensive Loss

  Comprehensive loss consists of net loss and other gains or losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from results of operations. For the Company, this consists of foreign currency translation losses. The tax effect on foreign currency translation losses was not significant.

 (p) Advertising Expenses

  The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in general, administrative and business development expenses and totaled $36,622 in 1999 and $0 during the period from November 16, 1998 to December 31, 1998.

 (q) New Accounting Pronouncements

  In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 on January 1, 1999. There was no material impact on the consolidated financial statements as a result of adoption of SOP 98-1.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

  In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which must be adopted by the Company by June 30, 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


  In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensations, an interpretation of APB Opinion No. 25. FIN No. 44 will be effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting treatment for modifications to the exercise prices of stock option awards occurring after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related interpretations to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The January 12, 2000 effective date applies prospectively after July 1, 2000 to certain fixed stock award modifications to add a reload feature after January 12, 2000. Management does not believe the adoption of FIN No. 44 will have a material impact on Company's financial position or results of operations.

(2) Property and Equipment

  Property and equipment consist of the following at December 31, 1999:

                                                                   1999    1998
                                                                  ------- ------
     Computer equipment and software............................. $77,932 18,281
     Furniture, fixtures and equipment...........................   6,887    --
     Leasehold improvements......................................   3,005    --
                                                                  ------- ------
                                                                   87,824 18,281
     Less accumulated depreciation and amortization..............  24,563    789
                                                                  ------- ------
                                                                  $63,261 17,492
                                                                  ======= ======

(3) Recapitalization, and Acquisition of Assets and Technology

 (a) Recapitalization of Absolut Future Tech, Inc.

  In May 1999, CTTI purchased all of the outstanding capital stock of Tech for 3,000,000 shares of common stock. Shortly afterwards, the officers and directors of CTTI resigned and CTTI sold an additional 4,000,000 common shares for $40,000 to a group substantially comprised of the former stockholders of Tech. Upon completion of the purchase, CTTI was renamed AbsoluteFuture.com, and representatives of Tech assumed the officer and directors positions of AbsoluteFuture.com.

  The transaction was accounted for as a purchase, and was treated as a recapitalization of Tech, with Tech as the acquiror of CTTI. CTTI had net liabilities of $4,060, consisting of accounts payable at the time of the transaction. Because CTTI had no operations historically and was a shell company, the purchase did not result in goodwill and the assumption of liabilities resulted in a reduction of additional paid-in capital.

  Tech had 10,000,000 common shares outstanding at the time of the purchase. The common shares presented herein are those of CTTI and AbsoluteFuture.com. Transactions involving the common stock of Tech prior to the purchase have been restated to adjust the number of shares by a conversion ratio of 3:10 in order to reflect the number of CTTI common shares received by holders of Tech common shares resulting from the recapitalization.

  The operating results for CTTI have been included in the Company's operations from the acquisition date.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


  The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place on November 16, 1998, nor is it necessarily indicative of results that may occur in the future.

                                                Period from
                                 Year Ended  November 16, 1998
                                    1999    to December 31, 1998
                                 ---------- --------------------
         Revenue................ $  163,258           --
         Net loss...............  1,010,164        31,871
         Net loss per share--
          basic and diluted.....        .11           .01

 (b) Internet Interview, Inc.

  In August 1999, the Company purchased certain net assets from Internet Interview, Inc. for cash of $70,000. Prior to the purchase, Internet Interview, Inc. operated an Internet web site which assembled resume information for individuals seeking employment opportunities. Revenues from the web site were derived through subscription agreements with customers. Upon completion of the purchase, the revenue generating activities were curtailed, the web site was redesigned and refocused on the technology job market and the service was offered at no charge. In the event revenues derived from the Internet Interview web site reached certain levels from November 1999 to January 2000, the sellers were entitled to receive additional consideration. These levels were not met. Additionally, a services agreement was reached with a former employee of Internet Interview, Inc. which runs through June 2000 and provides compensation based upon the attainment of certain revenue goals. Through December 31, 1999, no payments had been made under this agreement. An intangible asset of $65,000 representing the fair value of the Internet web site was recorded in connection with the acquisition.

 (c) Acquisition of Technology

  In November 1999, the Company entered into an employment agreement (Agreement) under which the employee conveyed to the Company all of the right, title and interest to computer software and programs known as the Local Hard Drive product. Under the Agreement, the Company will issue the employee 200,000 shares of common stock. In addition, the employee will receive a royalty of 12.5% of any revenues generated from sales of Local Hard Drive product or derivatives from it. On January 13, 2000, the Agreement was extended to confirm that the Company's SafeMessage technology was a derivative of the Local Hard Drive product and sales of SafeMessage would be subject to the royalty set out in the Agreement. As a result of the transaction, the Company recorded acquired technology of $63,000, which has not been amortized at December 31, 1999 as related products have not yet been released. Included in other long-term obligations is $63,000 at December 31, 1999, representing the obligation for the issuance of common stock to be settled in 2000.

(4) Income Taxes

  The income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal income tax rate of 34% to pretax losses) primarily due to the increase in the valuation allowance for deferred tax assets.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


  Significant components of deferred tax assets at December 31, 1999 are as follows:

         Deferred tax assets:
           Amortization of intangibles................................. $ 1,600
           Accrued employee benefits...................................   1,830
           Net operating loss carryforwards............................ 349,788
                                                                        -------
               Total deferred tax assets............................... 353,218
         Less valuation allowance...................................... 353,218
                                                                        -------
               Net deferred tax assets................................. $   --
                                                                        =======

  The valuation allowance for deferred tax assets increased by $343,456 in 1999 and $9,762 for the period from November 16, 1998 to December 31, 1998.

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,029,000 expiring through 2014 that are primarily available to offset future taxable income.

(5) Stockholders' Equity

 (a) Stock Option and Stock Incentive Compensation Plan

  The Company has granted options under its 1999 Stock Option and Stock Incentive Compensation Plan (Plan). Stock options generally vest over two to four years and have a ten-year life. During 1999, substantially all of the stock options were granted with an exercise price approximating estimated fair value. Under the Plan, 1,000,000 shares of common stock are reserved for the issuance of options.

  A summary of the Company's stock option activity is as follows:

                                                        Outstanding Options
                                                     ---------------------------
                                                                        Weighted
                                                      Shares    Number  average
                                                     available    of    exercise
                                                     for grant  shares   price
                                                     ---------  ------- --------
       Balances at December 31, 1998................       --       --   $ --
       Adoption of Plan............................. 1,000,000
       Options granted..............................  (220,000) 220,000   0.60
                                                     ---------  -------  -----
       Balances at December 31, 1999................   780,000  220,000  $0.60
                                                     =========  =======  =====

  The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                   Options Outstanding                   Options Exercisable
           -----------------------------------------    --------------------------
                                         Weighted
                                          average                       Weighted
                                         remaining                      average
           Exercise       Number        contractual       Number        exercise
            price       outstanding        life         exercisable      price
           --------     -----------     -----------     -----------     --------
           $0.60          220,000       9.75 years        20,000         $0.60

  The weighted-average fair value of options granted in 1999 using the Black-Scholes model with an average life of five years, expected volatility of 78%, zero dividend yield and a risk-free interest rate of 5.25% was $0.44 per option.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


  Outstanding options include options to purchase 30,000 shares of common stock awarded to consultants in 1999. The Company recognizes compensation expense associated with these options over their vesting periods based upon their fair value at the measurement date determined using the Black-Scholes model. For 1999, expense was determined using the same assumptions as were used to determine the weighted-average fair value of all options granted.

  In accordance with the disclosure requirements of SFAS No. 123, if the Company had elected to recognize compensation cost based on the fair value of options granted at grant date as prescribed, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                       Year ended
                                                      December 31,
                                                          1999
                                                      ------------
         Net loss:
           As reported...............................  $1,010,164
           Pro forma.................................   1,015,685


         Basic and diluted loss per share:
           As reported...............................  $     0.13
           Pro Forma.................................        0.13

 (b) Common Stock Issued to Consultants

  In December 1999, the Company issued 1,100,000 shares of its common stock to a consulting firm under a 12-month agreement ending in December 2000 whereby the consulting firm will assist the Company in various areas, including, but not limited to, finding funding, strategic alliances or other sources of business, participation in strategic planning and other corporate activities. The Company recognized expense of $250,000 under this agreement in 1999, representing the fair value of the common stock on the commitment date as the shares were fully earned and vested upon issuance. In addition, under the agreement, the Company is to pay the consulting firm monthly consideration of $7,500 payable in cash and the Company's common stock.

 (c) Sale of Common Stock

  In December 1999, the Company sold 2,200,000 shares of common stock for $500,000. None of the proceeds had been received at December 31, 1999. During 2000, the Company collected the stock subscription receivable.

(6) Notes Payable

 (a) Payables to Stockholders

  Notes payable to stockholders of $350,000 at December 31, 1999 bear interest at 12% per annum, payable semiannually, with the final payment of interest and principal due December 31, 1999. In connection with the issuance of notes payable to stockholders, 90,000 shares of common stock were issued in 1999 and 700,388 shares were issued during the period from November 16, 1998 to December 31, 1998 resulting in discounts on the notes of $3,000 and $1,160, respectively at the time of issuance to be recognized as additional interest expense over the term the notes are outstanding. Interest expense related to these notes was $41,409 in 1999 and $2,863 during the period from November 16, 1998 to December 31, 1998. Accrued interest on the notes was $42,040 at December 31, 1999. Notes payable to stockholders of $350,000 are classified as long-term at December 31, 1999 as they were converted into 1,540,000 shares of common stock in 2000.

  Loans payable to stockholders are non-interest bearing and have no stated maturity dates.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


 (b) Note Payable

  The note payable is non-interest bearing and has no stated maturity date. Of the balance at December 31, 1999, $170,000 was classified as long-term as the amount was converted to 748,000 shares of common stock in 2000.

(7) Lease Obligations

  At December 31, 1999, the Company is obligated under operating lease agreements expiring through 2003, for equipment and office space. Future minimum annual payments are:

           Year ending December 31:
             2000.................................. $ 78,252
             2001..................................   65,820
             2002..................................   68,040
             2003..................................   70,272
                                                    --------
                                                    $282,384
                                                    ========

  Rent expense was $64,056 for 1999 and $5,113 for the period from November 16, 1998 to December 31, 1998.

(8) Business Segment and Geographic Information

  Revenue consists entirely of fees received for consulting services. The Company organizes its information by management responsibility for client projects. The Company operates in one business segment, providing e-business services.

  The following geographic information for 1999 includes revenue based on location of services performed, and property and equipment based on physical location:

         Revenue:
           United States................................. $163,258
           Canada........................................      --
                                                          --------
                                                          $163,258
                                                          ========
         Property and equipment, net:
           United States................................. $ 62,810
           Canada........................................      451
                                                          --------
                                                          $ 63,261
                                                          ========

  The Company did not have operations outside the United States prior to 1999.

(9) Lawsuit

  In November 1999, the Company filed a lawsuit against a former consultant to the Company and his wife alleging breach of agreement, misuse of Company funds and interference with the Company's business. Recoveries, if any, will be recorded when received.

                      ABSOLUTEFUTURE.COM AND SUBSIDIARIES

                          December 31, 1999 and 1998


(10) Liquidity

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

  The Company has incurred cumulative losses of $1,038,875 through December 31, 1999 and had a working capital deficit of $422,128 as of December 31, 1999. Management recognizes that in order to meet the Company's capital requirements, additional financing, in addition to that raised subsequent to December 31, 1999 as disclosed in note 11, will be necessary. The Company is evaluating alternative sources of equity financing to improve its cash position and is undertaking efforts to raise capital.

(11) Related Party Transactions

  The Company's Chief Executive Officer received no cash compensation for services rendered during the period from November 16, 1998 to December 31, 1999.

(12) Subsequent Events

 (a) Sale of Common Stock and Common Stock Purchase Warrants

  In January 2000, the Company sold 1,250,000 shares of its common stock for $500,000. In connection with this transaction, warrants to purchase 1,250,000 shares of the Company's common stock with an exercise price of $0.45 per share were issued. The warrants have a two-year term, expiring in January 2002.

 (b) Issuance of Common Stock for Services

  In January 2000, the Company issued 3,000,000 shares of its common stock with a fair value of $2,220,000 in connection with consulting arrangements which begin in 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On February 21, 2000, Barry L Friedman PC resigned as the Company's auditor at the request of the Board of Directors. During the two previous fiscal years, the auditor expressed no adverse opinion, nor was any audit qualified or modified. There were no disagreements of any kind between the Company and Barry L Friedman PC. The Board of Directors decided that it wanted to use a major accounting firm to perform its audit and therefore asked Barry L Friedman to resign.

  On February 21, 2000, the Company engaged KPMG LLP ("KPMG") as its certifying accountant. Management has not previously consulted with KPMG on any accounting or financial reporting matters.

  Other than the disclosures above, there are no other matters required pursuant to Form 8-K, or Item 304 of Regulation S-K, to be disclosed herein.
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company

  Certain information regarding the directors and executive officers of the Company follows:

                                                                             Officer or Director
Name                     Age           Position Held with Company             of Company Since
----                     ---           --------------------------            -------------------
Graham Andrews, M.A.
 Ph.D...................  45 Chief Executive Officer, President and Director        1998
Michael Foley...........  45 Director and Secretary                                 1999
Alina Nikolaeva.........  33 Director                                               1998
Patrick F. Charles......  58 Director                                               1999
William Antony
 McNamara...............  35 Chief Technology Officer                               1999
Brian P. Abeel..........  41 Chief Financial Officer                                2000

  Graham Andrews, M.A. Ph.D. Mr. Andrews has been president and chief executive officer of the Company since December 9, 1998. During the past five years, Mr. Andrews has served as a director of Butte Mining plc (London Stock Exchange) and Gem River Corporation (Alberta Stock Exchange). He holds a first class honors degree in mathematics from Oxford University and a Ph.D. in mathematics from Heriot-Watt University in Edinburgh. He has held various senior corporate finance positions, including British Petroleum plc (now BP-Amoco), Chase Investment Bank (part of the Chase Manhattan Bank), NatWest Bank and W I Carr Limited (part of the Banque Indosuez Group). He is also president and a director of Consolidated Fortress Resources Inc., which is quoted on the Canadian Venture Exchange, Chairman of the Board of York Energy, Ltd, which is quoted on the OFEX Trading Facility in London and as a director of Vantex Oil, Gas and Minerals, Ltd (Montreal Stock Exchange).

  Michael Foley. Mr. Foley became a director and secretary of the Company in June 1999. From 1994 to September 1999, he was a director of Westward Exploration, Ltd., which is quoted on the Canadian Venture Exchange. He has been a director of Winfield Resources Limited, which is to be quoted on the Canadian Venture Exchange since its formation in 1998. Mr. Foley is the President of Chase Development Corporation, a private investment Company where he has served over five years.

  Alina Nikolaeva. Ms. Nikolaeva has been a director of the company since December 9, 1998. Ms. Nikolaeva has a Masters degree from the Academy of Chemistry in Moscow. She subsequently moved to Vancouver, BC and has just completed two year's of a law degree at the University of British Columbia.

  Patrick F Charles. Mr. Charles was formerly a partner and national director of legislative consulting services for Coopers and Lybrand and a former executive vice president of Olivier Management Corporation, a NASDAQ listed merchant banking company. He is currently a director of Saratoga International Holdings Corp.

  William Antony McNamara. Mr. McNamara became Chief Technology Officer of the Company in November 1999. He has over 15 years of programming and development experience. He has won numerous awards for software development work, including Editor's Choice awards from PC World and PC Magazine. He has held senior positions as a development manager and software engineer with such companies as Peter Norton Computing (Symantec)(1989 to 1995), Intersolv (1995 to 1996), SCS/Compute (1996 to 1997), RealNetworks (1997) and Phycom (1997 to
1999).

  Brian P. Abeel. Mr. Abeel joined the Company in April 2000 as a consultant acting in the capacity as Chief Financial Officer. Immediately prior to joining the Company, he was Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Laser Technology, Inc., a manufacturer of laser-based speed and distance measuring devices based in Englewood, Colorado since November 1999. Laser Technology's stock is traded on the American Stock Exchange. From 1989 through 1999 Mr. Abeel was employed by Spectra Lux Corporation, a manufacturer of edge-lighted displays for commercial and military aircraft applications where he was most recently Co-President. Mr. Abeel holds a B.A. degree in business administration from the University of Washington and in 1984 passed the CPA exam.

  There are no family relationships among the executive officers. There are no arrangements or understandings between any officers and any other person pursuant to which that officer was selected.

Compliance With Section 16(a) of the Exchange Act

  Due to an oversight, the following individuals did not file on a timely basis Forms 3, 4 or 5 reporting changes in beneficial ownership: Graham Andrews, Patrick Charles, Michael Foley, Alina Nikolaeva and William Antony McNamara. Also, Randolph Management, a 10 percent shareholder, did not file Form 5 on its due date. The aforementioned reports will be filed promptly after filing of this Form 10-KSB.

Schedule of non-compliance with section 16(a) of the Exchange Act

                                                                     Number of
                                                        Number of   Transactions
                           Name                        Late Reports Not Reported
                           ----                        ------------ ------------
     Graham Andrews...................................       3            4
     Patrick Charles..................................       2            3
     Alina Nikolaeva..................................       2            2
     William Antony McNamara..........................       4            5
     Michael Foley....................................       2            2
     Randolph Management, Inc.........................       2            1

ITEM 10. EXECUTIVE COMPENSATION

Employment Contracts

  On November 26, 1999, the Company entered into an employment agreement and a confidentiality, non-disclosure, invention assignment and nonsolicitation agreement with William Antony McNamara. The term of this agreement is twelve months. The salary was set at a minimum of $92,000 per year, to be reviewed for increase by the board of directors on a quarterly basis. In the event that the Company terminates Mr. McNamara's employment without cause, 90 days severance will be paid.

  On February 28, 2000, the Company entered into an employment agreement and a confidentiality, non-disclosure, invention assignment and nonsolicitation agreement with Graham Andrews. The term of this agreement is twelve months. The salary was set at a minimum of $76,000 per year for working 150 days up to a maximum of $130,000 for 250 days work. In the event that the Company terminates Mr. Andrew's employment without cause, 90 days severance will be paid.

Cash Compensation

  The following table shows all cash compensation paid or to be paid by the Company as well as other compensation paid or accrued during the fiscal years indicated to the chief executive officer (the "Named Executive"). No executive officers of the Company as of the end of the Company's last fiscal year had received salary and bonus for such period which exceeded $100,000.

                          Summary Compensation Table

                                                               Long Term Compensation
                                                        ------------------------------------
                                                               Awards            Payouts
                                                        --------------------- --------------
                                 Annual Compensation
                              ------------------------- Restricted Securities   Long Term
                                           Other Annual   Stock    Underlying Incentive Plan  All Other
        Name and              Salary Bonus Compensation  Award(s)   Options      Payouts     Compensation
   Principal Position    Year  ($)    ($)      ($)         ($)       (#)(1)        ($)           ($)
   ------------------    ---- ------ ----- ------------ ---------- ---------- -------------- ------------
Graham Andrews
 CEO, Director.......... 1999  $ 0    $ 0      $ 0         $ 0       50,000        $ 0           $ 0

--------
(1)  Common Stock Purchase Options

Option Exercises and Holdings

  The following table sets forth information with respect to the Named Executive, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year December 31, 1999.

  Aggregated Options in Last Fiscal Year and Fiscal Year-End Options Values:

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised
                                                    Options/SARs at Fiscal   in-the-Money Options/SARs
                            Shares                        Year-End(#)          at Fiscal Year-End($)
                         Acquired on     Value     ------------------------- -------------------------
          Name           Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ ------------ ----------- ------------- ----------- -------------
Graham Andrews..........       0          $ 0            0        50,000           0          $ 0

--------
(1)  No options were exercisable at the 1999 fiscal year-end.

(2) All options are granted subject to the terms and conditions of the 1999 Stock Incentive and Stock Option Plan.

  On April 4, 2000 the Board of Directors of the Company authorized the granting of options to purchase an additional 291,000 shares of the Company's Common Stock at $1.52 per share, vesting 25% after four months then ratably over the remainder of four years. The options were granted to officers and key employees of the Company. As part of the total grant Mr. Andrews received options to purchase an additional 100,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of April 10, 2000 by
(i) all persons who own of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of common stock, and
(ii) by each director, each director nominee, each Named Executive named in the tables under "Executive Compensation" and by all executive officers and directors as a group:

                                                      Amount and     Percent of
                                                      Nature of     Class Based
                                                      Beneficial         on
                                                     Common Stock    Beneficial
    Name and Address     Positions and Offices Held  Ownership(1)   Ownership(1)
    ----------------     --------------------------  ------------   ------------
Graham Andrews.......... President and CEO, Director  1,394,963(2)      6.54%
 121 Lakeside
 Seattle, WA 98122

Michael Foley........... Director and Secretary         104,500(3)         *
 Suite 1380
 885 West Georgia Street
 Vancouver, B.C. V6C 3E8
 Canada

Alina Nikolaeva......... Director                       804,675(4)      3.77%
 2405 Bidwell Street
 Vancouver, B.C. V6G 2K8
 Canada

Patrick Charles......... Director                       114,500(5)         *
 8756 122 Avenue NE
 Kirkland, WA 98033

Randolph Management,
 Inc.................... Stockholder                  2,200,000        10.32%
 550 Old Country Rd,
  Suite 314
 Hicksville, NY 11801

Eastfield Investments,
 Ltd.................... Stockholder                  1,648,000(6)      7.30%
 Old Bank Chambers
 PO Box 428
 Grande Rue, St Martins
 Guernsey GY1 3WZ
 Channel Islands

All Directors and
 Officers as a group
 (six persons)..........                              2,631,138(7)     12.82%

--------
 *   less than one percent

(1) Calculated pursuant to rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 1,372,463 shares of unregistered Common Stock and 22,500 options to purchase shares of Common Stock exercisable within 60 days.

(3) Includes 100,000 shares of unregistered Common Stock and 4,500 options to purchase shares of Common Stock exercisable within 60 days.

(4) Includes 800,175 shares of unregistered Common Stock and 4,500 options to purchase shares of Common Stock exercisable within 60 days.

(5) Includes 110,000 shares of unregistered Common Stock and 4,500 options to purchase shares of Common Stock exercisable within 60 days.

(6) Includes 398,000 shares of unregistered Common Stock and 1,250,000 warrants to purchase shares of Common Stock exercisable within 60 days.

(7) Includes 2,572,638 shares of unregistered Common Stock and 58,500 options to purchase shares of Common Stock exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On May 29, 1999, the Company issued 4,000,000 shares of unregistered common stock at $.01. Graham Andrews, a director and President of the Company, purchased 800,000 shares and Michael Foley and Patrick Charles, both directors of the Company, each purchased 100,000 shares.

  On June 10, 1999, the Company agreed to acquire Absolut Future Tech Inc. for 3,000,000 shares of restricted common stock. Graham Andrews and Alina Nikloaeva, directors of the Company, were also shareholders in Absolut Future Tech Inc. They received shares as follows: Graham Andrews, 352,463 shares and Alina Nikolaeva 909,075 shares.

  On November 26, 1999, the Company entered into an employment agreement (the "McNamara Agreement") with William Antony McNamara ("McNamara"), under which McNamara agreed to become an employee of the Company and its Chief Technology Officer. Under the McNamara Agreement, McNamara conveyed to the Company all of the right, title and interest to computer software and programs known as the Local Hard Drive product. Under the McNamara Agreement, the Company issued to McNamara 200,000 shares of the Company's restricted common stock. In addition, McNamara was granted a royalty of 12.5% of any revenues generated from sales of Local Hard Drive software or derivatives from it. On January 13, 2000, the McNamara Agreement was extended to confirm that the SafeMessage technology was a derivative of the Local Hard Drive product and sales of SafeMessage would be subject to the royalty set out in the McNamara Agreement.

  On August 9, 1999 the Company entered into an agreement with Internet Interview Inc. to acquire substantially all of its assets for $70,000. The Agreement also called for a payment of $25,000 to be paid to Saratoga International Holdings Corp ("Saratoga") to reimburse Saratoga for a deposit paid to Internet Interview Inc. against the purchase price. Mr. Patrick Charles, a director of the Company is also a director and shareholder in Saratoga.

  During 1999, the Company issued seven notes payable of $50,000 each to a total value $350,000. The notes carried an interest rate of 12% per annum. Graham Andrews, president and a director of the Company, subscribed for one of the notes. In January 2000, these notes payable were converted to restricted shares of common stock through the issue of 220,000 shares of common stock for each loan note, for a total issuance of 1,540,000 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

    3.1  Articles of Incorporation of AbsoluteFuture.com


    3.2  Bylaws of AbsoluteFuture.com


    10.1 Agreement to acquire assets of Internet Interview, Inc.


    10.2 Employment and Non-disclosure Agreement with Graham Andrews


    10.3 Employment and Non-disclosure Agreement with William Antony McNamara


    10.4 Extension to McNamara Local Hard Drive Agreement


    10.5 1999 Stock Option and Stock Incentive Compensation Plan


    10.6 Space lease


    10.7 Agreement to Acquire Absolut Future Tech, Inc.


    16.1 Letter on change in certifying accountants


    21.1 Subsidiaries


    27.1 Financial Data Schedule

--------

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2000.

                                          AbsoluteFuture.com

                                                   /s/ Graham Andrews
                                          By: _________________________________
                                                       Graham Andrews
                                                President & Chief Executive
                                                          Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Graham Andrews             Chief Executive Officer      April 14, 2000
______________________________________  President, Director
            Graham Andrews

       /s/ Patrick Charles             Director                     April 14, 2000
______________________________________
           Patrick Charles

       /s/ Alina Nikolaeva             Director                     April 14, 2000
______________________________________
           Alina Nikolaeva

        /s/ Michael Foley              Director                     April 14, 2000
______________________________________
            Michael Foley

         /s/ Brian Abeel               Chief Financial Officer      April 14, 2000
______________________________________
             Brian Abeel

                                 EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- -----------------------
  3.1    Articles of Incorporation of AbsoluteFuture.com
  3.2    Bylaws of AbsoluteFuture.com
 10.1    Agreement to acquire assets of Internet Interview, Inc.
 10.2    Employment and Non-disclosure Agreement with Graham Andrews
 10.3    Employment and Non-disclosure Agreement with William Antony McNamara
 10.4    Extension to McNamara Local Hard Drive Agreement
 10.5    1999 Stock Option and Stock Incentive Compensation Plan
 10.6    Space lease
 10.7    Agreement to Acquire Absolut Future Tech, Inc.
 16.1    Letter on change in certifying accountants
 21.1    Subsidiaries
 27.1    Financial Data Schedule

--------