Form 10QSB
period 2000-03-31
ABSOLUTEFUTURE COM
filed 2000-05-15
CIK 1061103

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________ to


                         Commission File No. 000-24199

                              ABSOLUTEFUTURE.COM
            (Exact name of registrant as specified in its charter)


             NEVADA                                    88-0306099
      -------------------                           ----------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

              10900 N.E. 8th Street, Bellevue, Washington  98004
              --------------------------------------------------
                   (Address of principal executive offices)

                                (425) 462-6210
                                --------------
              (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No __.
                                       ---

At May 15, 2000, 21,318,000 shares of common stock of the Registrant were outstanding.

Transitional small business disclosure format:  Yes ____ No   X  .
                                                             ----

                                     INDEX
                                     -----

                        PART I:  FINANCIAL INFORMATION

                                                                                                                  Page
                                                                                                                  ----
Item 1.    Financial Statements.............................................................................        1

               Condensed Consolidated Balance Sheets........................................................        1
               Condensed Consolidated Statements of Operations..............................................        2
               Condensed Consolidated Statements of Cash Flows..............................................        3
               Notes to Condensed Consolidated Financial Statements.........................................        4

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................................        6
               Liquidity and Capital Resources..............................................................        8
               Risk Factors and Cautionary Statements.......................................................        8


                                                 PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................        9

Item 2.    Changes in Securities............................................................................        9

Item 3.    Defaults upon Senior Securities..................................................................        9

Item 4.    Submission of Matters to a Vote of Security Holders..............................................        9

Item 5.    Other Information................................................................................        9

Item 6.    Exhibits and Reports on Form 8-K.................................................................        9

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                               ABSOLUTEFUTURE.COM
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999

                                                                                        March 31,          December 31,
                                         Assets                                            2000                1999
                                                                                     -------------       --------------
Current assets:
    Cash                                                                             $     57,072        $       1,681
    Accounts receivable                                                                    25,860                   --
    Prepaid expenses                                                                        7,970               17,053
                                                                                     -------------       --------------

                   Total current assets                                                    90,902               18,734

Property and equipment, net                                                                70,957               63,261
Intangible assets, net of accumulated amortization of $21,501 at March 31, 2000
    and $10,834 at December 31, 1999                                                      106,499              117,166
Restricted cash                                                                            70,277               70,277
Deposits                                                                                    7,906                7,906
                                                                                     -------------       --------------
                   Total assets                                                      $    346,541        $     277,344
                                                                                     =============       ==============

                   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

    Bank overdraft                                                                   $         --        $      28,784
    Accounts payable                                                                       68,065               87,540
    Accrued liabilities                                                                    73,461               53,223
    Current portion of note payable                                                            --               45,000
    Loans payable to stockholders                                                          19,562              226,315
                                                                                     -------------       --------------
                   Total current liabilities                                              161,088              440,862
                                                                                     -------------       --------------

Notes payable to stockholders                                                               4,860              350,000
Note payable                                                                                   --              170,000
Other long-term obligation                                                                     --               63,000

Stockholders' equity (deficit):
    Preferred stock, $0.001 par value.  Authorized 10,000,000 shares;
       issued and outstanding no shares.                                                       --                   --
    Common stock $0.001 par value.  Authorized 50,000,000 shares;
       issued and outstanding 21,318,000 shares at March 31, 2000 and 14,400,000
       shares at December 31, 1999                                                         21,318               14,400
    Additional paid-in capital                                                          4,972,130              788,913
    Stock subscriptions receivable                                                       (301,000)            (501,000)
    Deferred stock compensation                                                            (6,964)              (7,964)
    Accumulated deficit                                                                (4,504,079)          (1,038,875)
    Cumulative comprehensive loss                                                            (812)              (1,992)
                                                                                     -------------       --------------
                   Total stockholders' equity (deficit)                                   180,593             (746,518)
                                                                                     -------------       --------------
                   Total liabilities and stockholders' equity (deficit)              $    346,541        $     277,344
                                                                                     =============       ==============

See accompanying notes to condensed consolidated financial statements.

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

    Condensed Consolidated Statements of Operations and Comprehensive Loss

                    Quarters ended March 31, 2000 and 1999


                                                                                                 Quarter Ended
                                                                                   --------------------------------------------
                                                                                       March 31,               March 31,
                                                                                          2000                   1999
                                                                                   -------------------   ----------------------
Revenues                                                                           $       65,460                   50,973
Cost of revenues                                                                           52,882                   43,378
                                                                                   -------------------   ----------------------
                    Gross profit                                                           12,578                    7,595

General, administrative and business development expenses, including
     stock compensation expense of $2,303,900 in the 2000 period                        2,641,839                  112,140
Research and development                                                                   25,771                       --
                                                                                   -------------------   ----------------------
                    Loss from operations                                               (2,655,032)                (104,545)

Interest expense, net of interest income of $63 in 2000 and
     $66 in 1999                                                                            6,937                   11,002
                                                                                   -------------------   ----------------------
                    Loss before extraordinary item                                 $   (2,661,969)                (115,547)

Extraordinary item - loss on extinguishment of debt                                       803,235                       --
                                                                                   -------------------   ----------------------
                    Net loss                                                           (3,465,204)                (115,547)
                                                                                   ===================   ======================

Basic and diluted loss per share before extraordinary item                         $       - 0.13                   - 0.04
Basic and diluted loss per share from extraordinary item                                   - 0.04                     0.00
                                                                                   -------------------   ----------------------
Basic and diluted net loss per share                                                       - 0.17                   - 0.04
                                                                                   ===================   ======================


Weighted average shares used to compute basic and diluted net loss                     20,329,714                3,000,000
     per share

Comprehensive loss:
     Net loss                                                                      $   (3,465,204)                (115,547)
     Foreign currency translation adjustment                                                1,180                      207
                                                                                   -------------------   ----------------------
                    Comprehensive loss                                             $   (3,464,024)                (115,340)
                                                                                   ===================   ======================

See accompanying notes to condensed consolidated financial statements

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                    Quarters ended March 31, 2000 and 1999


                                                                                      Quarter ended
                                                                           --------------------------------------
                                                                              March 31,            March 31,
                                                                                 2000                1999
                                                                           -----------------   ------------------
Cash flows from operating activities:
    Net loss                                                              $  (3,465,204)            (115,547)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                          18,490                5,238
          Common stock issued for services and under consulting
             agreements                                                       2,303,900                   --
          Loss on extinguishment of debt                                        803,235
          Amortization of deferred compensation and discount on notes
             payable to stockholders                                              2,180                  138
          Changes in certain assets and liabilities:
             Accounts receivable                                                (25,860)             (32,793)
             Prepaid expenses and other current assets                            9,083                3,136
             Accounts payable                                                   (19,475)              26,958
             Accrued liabilities                                                 20,238               30,903
                                                                           -----------------   ------------------
                   Net cash used in operating activities                       (353,413)             (81,967)
                                                                           -----------------   ------------------

Cash flows from investing activities:

    Purchases of property and equipment                                         (15,519)             (44,057)
    Purchase of short-term investment, representing restricted cash                  --              (70,277)
    Other                                                                            --               (3,384)
                                                                           -----------------   ------------------
                   Net cash used in investing activities                        (15,519)            (117,718)
                                                                           -----------------   ------------------

Cash flows from financing activities:
    Bank overdraft                                                              (28,784)                  --
    Proceeds from (payment of) notes payable                                   (246,893)              79,086
    Collections of stock subscriptions receivable                               700,000                   --
                                                                           -----------------   ------------------
                   Net cash provided by financing activities                    424,323               79,086
                                                                           -----------------   ------------------

                   Increase (decrease) in cash                                   55,391             (120,599)

Cash at beginning of period                                                       1,681              152,188
                                                                           -----------------   ------------------
Cash at end of period                                                      $     57,072               31,589
                                                                           =================   ==================

Supplemental cash flow information - cash paid during the period
    for interest                                                           $      7,000                1,440
                                                                           =================   ==================

Supplemental schedule of non-cash investing and financing activities:
    Common stock subscription receivable                                   $    500,000                   --
    Common stock issued in connection with issuance of notes payable            520,000
    Common stock issued in connection with settlement of other long-term
       obligation                                                                63,000
                                                                           =================   ==================

See accompanying notes to condensed consolidated financial statements.

                              ABSOLUTEFUTURE.COM

             Notes to Condensed Consolidated Financial Statements

     (Information for the three months ended March 31, 2000 is unaudited)


NOTE 1 - Summary of Significant Accounting Policies

a.       Description of Business

     AbsoluteFuture.com is the surviving corporation resulting from the May 1999 merger of Corporate Tours & Travel, Inc. (CTTI) and Absolut Future Tech, Inc.
(Tech). For financial reporting purposes, the merger was treated as a recapitalization of Tech, with Tech as the acquiror of CTTI. The historical financial statements of AbsoluteFuture.com are those of Tech.

     AbsoluteFuture.com and subsidiaries (Company) is an information technology service provider that has developed core competencies in complex Internet/intranet solutions. The Company's area of expertise is primarily e-commerce. The Company's services are generally performed on a contract basis to organizations with complex information technology operations. The Company was incorporated in November 1998 and has offices in Bellevue, Washington and Vancouver, British Columbia. The Company left the development stage in the first quarter of 1999.

b.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosure information and notes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

         The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.

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

         The operating results for CTTI have been included in the Company's operations from the acquisition date only. Therefore, the comparative statements of operations for the quarter ended March 31, 2000 provide prior year comparison to Absolut Future Tech Inc. for the prior year period, as the aforementioned purchase and recapitalization had not yet occurred as of March 31, 1999. Pro forma information has not been presented as it would not be meaningful given the insignificance of CTTI's financial statement balances for the three months ended March 31, 1999.

c.       Net Loss Per Share

         Basic loss per share (EPS) is computed based on weighted average shares outstanding and excludes any potentially dilutive securities. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes common stock options and common stock warrants. At March 31, 2000, there were options outstanding to purchase 531,000 shares of common stock of the Company with exercise prices ranging from $0.60 to $1.85. Also outstanding at March 31, 2000 were 1,250,000 warrants to purchase the common stock of the Company with an exercise price of $0.45 per share. At March 31, 1999, there were no options or warrants outstanding. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted EPS as their effect is anti-dilutive.

d.       Stockholders' Equity

         During the quarter ended March 31, 2000 the Company entered into several transactions involving the issuance of common stock. In January 2000 shares were issued in satisfaction of commitments made during 1999. The price per share reflected the price of the stock on the date of the original commitments. The issuances were as follows:

               Number
            of Shares  Consideration        Total Value
            ---------  -------------        -----------
              200,000  For Technology           $63,000
              180,000  For Services              41,400
            2,288,000  Note Conversion          851,160

      In addition, the Company sold 1,250,000 shares to a group of investors in exchange for a stock subscription receivable in the amount of $500,000, of which $200,000 had been collected as of March 31, 2000. The Company also issued 3,000,000 shares to the same investor group in exchange for consulting services to be rendered over the twelve months ending December 2000 for total value, determined using the average of the high and low trading prices during the five trading days prior to the filing of an S-8 registration statement relating to the shares on January 20, 2000, of $2,262,500. The cost of these consulting services was expensed in its entirety during the quarter ended March 31, 2000, as there were no vesting restrictions on the shares and management does not believe future services will be rendered during the remainder of the contract term. See discussion of these consulting contracts in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The total value of shares issued for services during the quarter ended March 31, 2000 was $2,303,900, which is the sum of the $2,262,500 and the $41,400 per the table above.

      Of the 2,288,000 shares issued for note conversions (see table, above), 1,540,000 shares were issued in exchange for the extinguishment of notes payable in the amount of $350,000. On the date that the Company entered into a commitment to enter into this transaction, the price of the Company's stock was $.23c.

      Included in the 2,288,000 shares issued for note conversions (see table, above) was the issuance of 748,000 shares in exchange for extinguishment of a note payable in the amount of $170,000. On the date this transaction was agreed to, the price of the Company's stock was $.67 per share, resulting in a valuation of $501,160, or $331,160 more than the face amount of the note being extinguished. In addition, warrants to purchase 1,250,000 shares of stock at $.45 per share expiring January 13, 2002 were issued to the noteholder, with a value using the Black-Scholes option pricing model of $472,075, assuming volatility of 78% and no dividends on common stock. The total excess amount over the face amount of the note of $803,235 was recorded as an extraordinary item, loss on extinguishment of debt, during the three month period ended March 31, 2000.

      During the quarter ended March 31, 2000, the Company collected $500,000 on the stock subscription receivable that was outstanding as of December 31, 1999.

e.       Liquidity

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     The Company has incurred cumulative losses of $4,504,079 through March 31, 2000 and had a working capital deficit of $70,186 as of March 31, 2000. Management recognizes that in order to meet the Company's capital requirements, additional financing will be necessary. The Company is evaluating alternative sources of equity financing to improve its cash position and is undertaking efforts to raise capital.

f.       Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

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

g.       Geographic segment information

         Revenues and expenses of the Canadian operation during the quarters ended March 31, 2000 and 1999 were not significant.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 2000 and March 31,
1999

     Total revenues for the quarter ended March 31, 2000 ("2000") increased 28% to $65,460 from $50,973 realized in the first quarter ended March 31, 1999 ("1999"). The revenues were all related to consulting services provided, and reflect increases in this activity in 2000 compared to 1999.

     Gross profit as a percentage of net sales was 19% for the 2000 period compared to 15% for the 1999 period. The change in the Company's gross margin can be attributed primarily to increased consulting billings relative to the labor costs of consultants.

     Total operating expenses increased approximately 2,279% to $2,667,610 for the 2000 period from $112,140 for the comparable 1999 period. As a percentage of net sales, total operating expenses increased to 4,075% for the 2000 period from 220% for the 1999 period. The increase in operating expenses primarily relates to increased staffing costs and the $2,303,900 cost of stock issued in exchange for consulting services during the first quarter of 2000 (see discussion below).

     The Company realized a net loss of $3,465,204 in the quarter ended March 31, 2000, or $0.17 basic loss per share, compared to a net loss of $115,547 realized in the 1999 period, or $.04 basic loss per share. The 2000 net loss includes $803,235 ($0.04 per share) loss on extinguishment of debt, which was recorded as an extraordinary item in the period (see note 1d above).

     The Company is focusing on the development of SafeMessage, its secure messaging system. In March 2000, the Company filed two patent applications on key elements of the SafeMessage technology. The Company plans to have a "Beta" test version of SafeMessage available by the end of May 2000, with a full commercial launch in the third quarter of 2000.

     The Company plans to devote substantial effort to the full commercial launch of SafeMessage and its marketing. The Company intends to seek further equity funds to finance the commercial launch.

     The Company now employs 10 people. Four persons devote the majority of their time to SafeMessage, two provide consulting services and four have administrative responsibilities.

     Certain consulting contracts, referred to above and in recent SEC filings on Form S-8 (filed December 10, 1999, and January 20, 2000) and in the 1999 Form 10-KSB, have failed to result in services rendered per the terms of the contracts, and the Company has taken as an expense in the first quarter of fiscal year 2000, the value of the shares issued per the terms of the contracts.

     Per Form S-8 filed December 10, 1999 with the Securities and Exchange Commission (see Commission File No. 00024199), the Company registered 1,100,000 shares of common stock at a proposed offering and maximum price of $0.25 per share and proposed maximum aggregate offering price $275,000. These shares were reported in the Form S-8 as compensation of "Commonwealth Partners NY, LLC," New York, NY, for "marketing, advertising design and model/spokesperson services for registrants products." The Form S-8 included as Exhibit 4 a copy of the "consulting agreement" with Commonwealth Partners, which set forth additional services to be provided by them during a 12-month period ending in December 2000, to be compensated for by the 1,100,000 shares of stock registered and further compensated by monthly payments of $7,000, payable $2,500 in cash and $4,500 in restricted common shares of the Company. To date, the services rendered pursuant to that consulting agreement with Commonwealth Partners NY, LLC, have included the introduction of the Company to various investors, who have committed to stock subscription payments totaling $1,000,000, of which $850,000 has been received as of May 10, 2000 and have also included the introduction of other business possibilities and advice of a general nature. No monthly invoices have been received from Commonwealth Partners for monthly services rendered since the agreement date of December 10, 1999, and Company management has present reason to doubt any additional services will be provided pursuant to the agreement. The Company has not located any documents, other than the "consulting agreement" itself, showing any evidence or commitment of further work intended to be performed in the future. The $275,000 value of this stock issuance was recorded as an expense in 1999.

     Per Form S-8 filed January 20, 2000 with the Securities and Exchange Commission (see Commission File No. 00024199), the Company registered a total of 3,000,000 shares of common stock at a proposed offering and maximum price of $0.74 per share and proposed maximum aggregate offering price $2,220,000 (for accounting purposes, the shares were valued at $2,262,500, which is the average of the high and low trading prices during the five trading days prior to the filing of the S-8). These shares were reported in the Form S-8 as compensation pursuant to "The Consultant Compensation Plan" for services to be rendered by four consultants: Galton Scott & Goulett, Inc., Middleton, NY (to receive "Engagement Fee" of 650,000 shares); Dottenhoff Financial Ltd., c/o Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 700,000 shares); Berkshire Capital Partners, Inc., c/o of Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 800,000 shares); and Zimenn Importing and Exporting Inc., c/o of Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 850,000 shares). The January 20, 2000 Form S-8 included as Exhibits 4.1, 4.2, 4.3, and 4.4 copies of the "consulting agreements" with each of the respective entities, and each consulting agreement set forth the specific services to be provided by the respective consultant during a 12-month period ending January 12, 2001. To date, there have been no services rendered pursuant to each of those four consulting agreements, and Company management has present reason to doubt any additional services will ever be provided pursuant to the agreements. The Company has not located any documents, other than the "consulting agreements" themselves, showing any evidence or commitment of work intended to be performed in the future.

      The Company's Form 10-KSB, filed with the SEC for the fiscal year ended December 31, 1999, made reference to the above four consulting arrangements to begin in 2000 and the issuance of the 3,000,000 shares of common stock. Relevant to the 10-KSB for fiscal year ended December 31, 1999, by Press Release and SEC Form 8-K filed May 1, 2000, the Company notified the public as stated above, that there have been no services rendered pursuant to each of those four consulting agreements, that no documents have been located by the Company, other than the consulting agreements themselves, showing any evidence of work intended to be performed in the future, and Company management has present reason to doubt any additional services will ever be provided pursuant to the agreements.

      Company management is investigating its alternatives with respect to these matters and appropriate action, if any.

Liquidity and Capital Resources

         For the three month period ended March 31, 2000, cash used by operating activities was $353,413. Cash was decreased by the net loss of $3,465,204, offset by the non-cash expense of issuing shares for services in the amount of $2,303,900, loss on extinguishment of debt of $803,235 and other minor changes in current assets and liabilities along with depreciation expense. Cash used in investing activities of $15,519 was for the purchases of property and equipment. Cash provided by financing activities of $424,323 was from collections of stock subscriptions receivable of $700,000 reduced by payments on notes payable of $246,893 and reductions of the bank overdraft of $28,784. For the three month period ended March 31, 2000, cash and cash equivalents increased by $55,391.

         For the three month period ended March 31, 1999, cash used by operating activities was $81,967. Cash was decreased by the net loss of $115,547 offset by net changes in current assets and liabilities along with depreciation expense. Cash used in investing activities of $117,718 was for the purchases of property and equipment in the amount of $44,057, additions to short term investments of $70,277 and other investing activities of $3,384. Cash provided by financing activities of $79,086 was from additions to notes payable. For the three month period ended March 31, 1999, cash and cash equivalents decreased by $120,599.

         At March 31, 2000, the Company had a working capital deficit of $70,186. The Company's present working capital is not expected to adequately meet the Company's needs for the remainder of 2000.

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

     Subsequent to the March 31, 2000, the Company collected $150,000 of stock subscriptions receivable. Management believes that further increases in capital will be necessary to fund future activities. Potential sources of liquidity include loans from existing stockholders and others, as well as additional sales of common stock.

     Additional funds will be required to continue operations and, over the longer term, substantial additional funds will be required to maintain and expand research and development activities and to further commercialize, with or without corporate partners, any of the Company's proposed products. In addition, substantial funds may be required to support strategic acquisitions. No assurance can be given that satisfactory funding can be arranged on a timely basis to meet the future needs of the Company or that future revenues and profits will be sufficient to reduce the Company's long-term funding requirements.

Risk Factors and Cautionary Statements

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FCC or environmental regulations, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     On November 30, 1999, the Company filed a lawsuit in the Superior Court of Washington for King County against Sergei Sheinblum, and his wife alleging breach of an agreement to assist in the development of the Company, conversion and unjust enrichment arising out of personal use and/or retention of Company property and funds, and misrepresentation and tortuous interference with a business expectancy. Mr. Sheinblum's wife is a shareholder in the Company. The lawsuit seeks damages in an amount to be proven at trial, but expected to exceed $100,000, and injunctive relief prohibiting further conduct detrimental to the Company. The lawsuit is currently pending.

Item 2. Changes in Securities and Use of Proceeds

      This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

      This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

Item 5. Other Information

         This Item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibit

            Exhibit 27.1   Financial Data Schedule

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ABSOLUTEFUTURE.COM
                              ------------------
                            10900 N.E. 8/th/ Street
                              Bellevue, WA 98004





Date:  May 15, 2000                                     By  /s/ Brian P. Abeel
      --------------                                        ------------------
                                                            Brian P. Abeel
                                                            Chief Financial
                                                            Officer

Date:  May 15, 2000                                     By  /s/ Graham Andrews
      --------------                                        -------------------
                                                            Graham Andrews
                                                            President and Chief
                                                            Executive Officer