Form 10QSB
period 2000-06-30
ABSOLUTEFUTURE COM
filed 2000-08-14
CIK 1061103

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________



                         Commission File No. 000-24199



                              ABSOLUTEFUTURE.COM
            (Exact name of registrant as specified in its charter)


     NEVADA                                            88-0306099
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

              10900 N.E. 8th Street, Bellevue, Washington  98004
                   (Address of principal executive offices)

                                (425) 462-6210
              (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No    .
                                         ---      ---

At August 14, 2000, 22,173,000 shares of common stock of the Registrant were outstanding.

Transitional small business disclosure format:  Yes       No  X .
                                                    ---      ---

                                     INDEX



                        PART I:  FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements............................................      1

             Condensed Consolidated Balance Sheets.......................      1
             Condensed Consolidated Statements of Operations.............      2
             Condensed Consolidated Statements of Cash Flows.............      3
             Notes to Condensed Consolidated Financial Statements........      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................      6

             Results of Operations.......................................      7
             Liquidity and Capital Resources.............................      8
             Risk Factors and Cautionary Statements......................      9



                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     10

Item 2.  Changes in Securities...........................................     10

Item 3.  Defaults upon Senior Securities.................................     10

Item 4.  Submission of Matters to a Vote of Security Holders.............     10

Item 5.  Other Information...............................................     10

Item 6.  Exhibits and Reports on Form 8-K................................     10

Signatures...............................................................     11

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet

                                 June 30, 2000
                                  (Unaudited)



                                                                                      June 30,
                                       Assets                                           2000
                                                                                    -----------
Current assets:
  Cash                                                                              $   251,815
  Accounts Receivable                                                                    10,905
  Prepaid expenses                                                                       49,626
                                                                                    -----------
              Total current expenses                                                    312,346

Property and equipment, net                                                              67,633
Intangible assets, net of accumulated amortization of $32,167 at June 30, 2000
  and $10,834 at December 31, 1999                                                       95,833
Restricted cash                                                                         123,077
Deposits                                                                                 10,251
                                                                                    -----------
              Total assets                                                          $   609,140
                                                                                    ===========

                    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                      130,241
  Accrued liabilities                                                                   115,135
  Current portion of note payable                                                       150,000

              Total current liabilities                                                 395,375
                                                                                    -----------

Contingency and subsequent events

Stockholders' equity:
  Preferred stock, $0.001 par value. Authorized 10,000,000 shares;
   issued and outstanding no shares.                                                         --
  Common stock $0.001 par value. Authorized 50,000,000 shares;
   issued and outstanding 22,173,000 shares at June 30, 2000 and 14,400,000
   shares at December 31, 1999                                                           22,173
  Additional paid-in capital                                                          5,318,150
  Stock subscriptions receivable                                                       (150,000)
  Deferred stock compensation                                                            (5,964)
  Accumulated deficit                                                                (4,968,823)
  Accumulated comprehensive loss                                                         (1,771)
                                                                                    -----------
              Total stockholders' equity                                                213,765
                                                                                    -----------
              Total liabilities and stockholders' equity                            $   609,140
                                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

             Quarters and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                                     Six Months      Six Months
                                                                  Quarter ended    Quarter ended       Ended            Ended
                                                                     June 30,        June 30,         June 30,         June 30,
                                                                       2000            1999             2000             1999
                                                                 --------------   --------------   --------------   -------------
Revenue                                                           $   106,945           74,635          172,405         125,607
Costs of revenue                                                       86,986           60,783          139,868          98,503
                                                                 --------------   --------------   --------------   -------------
                    Gross profit                                       19,959           13,852           32,537          27,104

General, administrative and business development expenses,
   including stock compensation expense of $2,303,900 in
   the six months ended June 30, 2000                                 425,527          209,396        3,067,366         332,797
Research and development                                               59,425               --           85,196              --
                                                                 --------------   --------------   --------------   -------------
                    Loss from operations                             (464,993)        (195,544)      (3,120,025)       (305,693)

Interest (income) expense, net                                           (249)              --            6,688              --
                                                                 --------------   --------------   --------------   -------------
                    Loss before extraordinary item                   (464,744)        (195,544)      (3,126,713)       (305,693)

Extraordinary item - loss on extinguishment of debt                        --               --         (803,235)             --
                                                                 --------------   --------------   ---------------   ------------
                    Net loss                                      $  (464,744)        (195,544)      (3,929,948)       (305,693)
                                                                 ==============   ==============   ===============   ============

Basic and diluted net loss per share before extraordinary
 item                                                             $      0.02             0.03             0.15            0.07
Basic and diluted net loss per share from extraordinary item             0.00             0.00             0.04            0.00
                                                                 --------------   --------------   ---------------   ------------
Basic and diluted net loss per share                                     0.02             0.03             0.19            0.07
                                                                 ==============   ==============   ===============   ============

Weighted average shares used to compute basic and diluted
  net loss per share                                               21,383,769        5,861,538       20,856,742       4,438,674

Comprehensive loss:
     Net loss                                                        (464,744)        (195,544)      (3,929,948)       (305,693)
     Foreign currency translation adjustment                           (1,555)          (2,475)             221          (2,337)
                                                                 --------------   --------------   ---------------   ------------
                    Comprehensive loss                               (466,299)        (198,019)      (3,929,727)       (308,030)
                                                                 ==============   ==============   ===============   ============

See accompanying notes to condensed consolidated financial statements.

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                    Six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                     Six Months         Six Months
                                                                                        Ended              Ended
                                                                                      June 30,           June 30,
                                                                                        2000               1999
                                                                                  ----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                    $    (3,929,948)         (305,693)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                                  38,531            11,893
           Common stock issued for services under consulting
              agreements                                                               2,320,775                --
           Loss on extinguishment of debt                                                803,235                --
           Amortization of deferred compensation and discount on notes
              payable to stockholders                                                      2,221                --
           Changes in certain assets and liabilities:
              Accounts receivable                                                        (10,905)          (22,305)
              Prepaid expenses and other current assets                                  (32,573)           (5,028)
              Accounts payable                                                            42,701           133,695
              Accrued liabilities                                                         61,911            39,893
                                                                                  ----------------   ----------------
                     Net cash used in operating activities                              (704,052)         (147,545)
                                                                                  ----------------   ----------------
Cash flows from investing activities:
     Purchases of property and equipment                                                 (21,570)          (65,063)
     Purchase of short-term investment representing restricted cash                      (52,800)               --
     Other                                                                                (2,345)               --
                                                                                  ----------------   ----------------
                     Net cash used in investing activities                               (76,715)          (65,063)
                                                                                  ----------------   ----------------
Cash flows from financing activities:
     Decrease in bank overdraft                                                          (28,784)
     Proceeds from (payment of) notes payable                                           (121,315)          142,317
     Sales of common stock                                                               330,000            40,000
     Collection of stock subscriptions receivable                                        851,000
                                                                                  ----------------   ----------------
                     Net cash provided by financing activities                         1,030,901           182,317
                                                                                  ----------------   ----------------
                     Increase (decrease) in cash                                         250,134           (30,291)

Cash at beginning of period                                                                1,681           152,788
                                                                                  ----------------   ----------------
Cash at end of period                                                            $       251,815           122,497
                                                                                  ================   ================

Supplemental cash flow information - cash paid during the period
     for interest                                                                $         8,500                --
                                                                                  ================   ================

Supplemental schedule of non-cash investing and financing activities:
     Common stock subscription receivable                                        $       350,000                --
     Common stock issued in connection with issuance of notes payable                    350,000                --
     Common stock issued in connection with accrued liability                             63,000                --
                                                                                  ================   ================


See accompanying notes to consolidated financial statements.

                              ABSOLUTEFUTURE.COM

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


NOTE 1 - Summary of Significant Accounting Policies

a.    Description of Business

      AbsoluteFuture.com is the surviving corporation resulting from the May 1999 merger of Corporate Tours & Travel, Inc. (CTTI) and Absolut Future Tech, Inc. (Tech). For financial reporting purposes, the merger was treated as a recapitalization of Tech, with Tech as the acquirer of CTTI. The historical financial statements of AbsoluteFuture.com are those of Tech.

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

     The Company was formed as a Nevada corporation on September 23, 1993. Tech was formed as a Nevada corporation on November 16, 1998 to engage in software development and consulting.

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

     The operating results for CTTI have been included in the Company's operations from the acquisition date. Therefore, the comparative statements of operations for the quarter and six months ended June 30, 2000 provide prior year comparison to Tech until the date of the purchase and recapitalization, which did not occur until May 1999. Pro forma information has not been presented as it would not be meaningful given the insignificance of CTTI's financial statement balances for the quarter and six months ended June 30, 1999.


Note 2 - Net Loss Per Share

     Basic net loss per share (EPS) is computed based on weighted average shares outstanding during the period and excludes any potentially dilutive securities. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes common stock options and common stock warrants. At June 30, 2000, there were options outstanding to purchase 671,000 shares of common stock of the Company with exercise prices ranging from $0.60 to $1.85. Also outstanding at June 30, 2000 were warrants to purchase 2,900,000 shares of common stock with exercise prices ranging from of $0.45 to $2.00 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted EPS as their effect is anti-dilutive.

Note 3 - Stockholders' Equity

     During the six months ended June 30, 2000 the Company entered into several transactions involving the issuance of common stock. In January 2000 shares were issued in satisfaction of commitments made during 1999. The price per share reflected the price of the stock on the date of the original commitments. The issuances were as follows:

                   Number
                 of Shares     Consideration       Total Value
                 ---------     --------------      -----------
                   200,000     For Technology          $63,000
                   180,000     For Services             41,400
                 2,288,000     Note Conversion         851,160

     In addition, the Company sold 1,250,000 shares to a group of investors in exchange for a stock subscription receivable in the amount of $500,000, of which $350,000 had been collected as of June 30, 2000. The Company also issued 3,000,000 shares to the same investor group in exchange for consulting services to be rendered over the twelve months ending December 2000 for total value, determined using the average of the high and low trading prices during the five trading days prior to the filing of an S-8 registration statement relating to the shares on January 20, 2000, of $2,262,500. The cost of these consulting services was expensed in its entirety during the quarter ended March 31, 2000, as there were no vesting restrictions on the shares and management does not believe future services will be rendered during the remainder of the contract term. See discussion of these consulting contracts in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The total value of shares issued for services during the six months ended June 30, 2000 was $2,303,900, which is the sum of the $2,262,500 and the $41,400 per the table above. In addition, 30,000 shares were issued in connection with a short term loan received by the Company. These shares were valued at $16,875 at the date of issuance and recorded as a discount on the loan which is being amortized over the related term.

     Included in the 2,288,000 shares issued for note conversions (see table, above) was the issuance of 748,000 shares in exchange for extinguishment of a note payable in the amount of $170,000. On the date this transaction was agreed to, the price of the Company's common stock was $.67 per share, resulting in a valuation of $501,160, or $331,160 more than the face amount of the note being extinguished. In addition, warrants to purchase 1,250,000 shares of common stock at $.45 per share expiring January 13, 2002 were issued to the noteholder, with a value using the Black-Scholes option pricing model of $472,075, assuming volatility of 78% and no dividends on common stock. The total excess amount over the face amount of the note of $803,235 was recorded as an extraordinary loss on extinguishment of debt during the quarter ended March 31, 2000.

     During the quarter ended June 30, 2000, the Company collected $151,000 of the stock subscriptions receivable that were outstanding as of December 31, 1999. For the six months ended June 30, 2000, the Company collected $501,000 of the stock subscriptions receivable that were outstanding as of December 31, 1999.

     During the quarter ended June 30, 2000 the Company began selling shares in a combination Regulation D and Regulation S private placement. As of June 30, 2000, 825,000 "units" had been sold for a total of $330,000. Each unit consists of a share of common stock plus a warrant to purchase a share of common stock at $1.00 and a warrant to purchase a share of common stock at $2.00. The warrants have a three year life. The units were priced at $0.40 per share. Subsequent to June 30, 2000, an additional 875,000 units were sold or subscribed to.

Note 4 - Liquidity

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     The Company has incurred cumulative losses of $4,986,823 through June 30, 2000 and had a working capital deficit of $83,029 as of June 30, 2000. Management recognizes that in order to meet the Company's capital requirements, additional financing will be necessary. The Company is evaluating alternative sources of equity financing to improve its cash position and is undertaking efforts to raise capital.

Note 5 - Recent Accounting Pronouncements

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

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which must be adopted by the Company by the fourth quarter of 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensations, an interpretation of APB Opinion No. 25. FIN No. 44 will be effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting treatment for modifications to the exercise prices of stock option awards occurring after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related interpretations to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The Company does not believe the adoption of FIN No. 44 will have a material impact on its financial position or results of operations.

Note 6 - Geographic segment information

     Revenues and expenses of the Canadian operation during the quarters and six months ended June 30, 2000 and 1999 were not significant.


                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999

     Total revenues for the quarter ended June 30, 2000 ("2000") increased 43% to $106,945 from $74,635 in the quarter ended June 30, 1999 ("1999"). The revenues were all related to consulting services, and reflect increases in this activity in 2000 compared to 1999.

     Gross profit as a percentage of revenues was 19% for the 2000 period compared to 19% for the 1999 period. There was no change in the Company's gross profit as a percentage of revenues.

     Total operating expenses increased approximately 132% to $484,952 for the 2000 period from $209,396 for the comparable 1999 period. As a percentage of revenues, total operating expenses increased to 454% for the 2000 period from 281% for the 1999 period. The increase in operating expenses primarily relates to increased staffing and research and development costs.

     The Company incurred a net loss of $464,744 in the quarter ended June 30, 2000, or $0.02 basic and diluted loss per share, compared to a net loss of $195,544 realized in the 1999 period, or $.03 basic and diluted loss per share.


Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

     Total revenues for the six months ended June 30, 2000 ("2000") increased 37% to $172,405 from $125,607 in the six months ended June 30, 1999 ("1999").
The revenues were all related to consulting services, and reflect increases in this activity in 2000 compared to 1999.

     Gross profit as a percentage of revenues was 19% for the 2000 period compared to 22% for the 1999 period. The change in the Company's gross profit can be attributed primarily to fluctuations in billing rates relative to the labor costs of consultants.

     Total operating expenses increased approximately 847% to $3,152,562 for the 2000 period from $332,797 for the comparable 1999 period. As a percentage of revenues, total operating expenses increased to 1,829% for the 2000 period from 265% for the 1999 period. The increase in operating expenses primarily relates to increased staffing and research and development and the $2,303,900 cost of stock issued in exchange for consulting services during the first quarter of 2000 (see discussion below).

     The Company realized a net loss of $3,929,948 in the six months ended June 30, 2000, or $0.19 basic and diluted loss per share, compared to a net loss of $305,693 realized in the 1999 period, or $.07 basic and diluted loss per share. The 2000 net loss includes $803,235 ($0.04 per share) loss on extinguishment of debt, which was recorded as an extraordinary item.

     The Company is focusing on the development of SafeMessage, its secure messaging system. In March 2000, the Company filed two patent applications on key elements of the SafeMessage technology. The Company released a "Beta" test version of SafeMessage available in May 2000, and plans a full commercial launch in the third quarter of 2000.

     The Company plans to devote substantial effort to the full commercial launch and marketing of SafeMessage and intends to seek further equity funds to finance these activities.

     The Company now employs 15 people. Five persons devote the majority of their time to SafeMessage, four provide consulting services and six have administrative and marketing responsibilities.

     Certain consulting contracts, referred to above and in recent SEC filings on Form S-8 (filed December 10, 1999, and January 20, 2000) and in the 1999 Form 10-KSB, have failed to result in services rendered per the terms of the contracts, and the Company took as an expense in the first quarter of fiscal year 2000, the value of the shares issued per the terms of the contracts.

     In a Form S-8 filed December 10, 1999 with the Securities and Exchange Commission (see Commission File No. 00024199), the Company registered 1,100,000 shares of common stock at a proposed offering and maximum price of $0.25 per share and proposed maximum aggregate offering price $275,000. These shares were reported in the Form S-8 as compensation of "Commonwealth Partners NY, LLC," New York, NY, for "marketing, advertising design and model/spokesperson services for registrants products." The Form S-8 included as
Exhibit 4 a copy of the "consulting agreement" with Commonwealth Partners, which set forth additional services to be provided by them during a 12-month period ending in December 2000, to be compensated for by the 1,100,000 shares of stock registered and further compensated by monthly payments of $7,000, payable $2,500 in cash and $4,500 in restricted common shares of the Company. To date, the services rendered pursuant to that consulting agreement with Commonwealth Partners NY, LLC, have included the introduction of the Company to various investors, who have committed to stock subscription payments totaling $1,000,000, of which $850,000 has been received as of June 30, 2000 and have also included the introduction of other business possibilities and advice of a general nature. No monthly invoices have been received from Commonwealth Partners for monthly services rendered since the agreement date of December 10, 1999, and Company management has present reason to doubt any additional services will be provided pursuant to the agreement. The Company has not located any documents, other than the "consulting agreement" itself, showing any evidence or commitment of further work intended to be performed in the future. The $275,000 value of this stock issuance was recorded as an expense in 1999.

     In a Form S-8 filed January 20, 2000 with the Securities and Exchange Commission (see Commission File No. 00024199), the Company registered a total of 3,000,000 shares of common stock at a proposed offering and maximum price of $0.74 per share and proposed maximum aggregate offering price $2,220,000 (for accounting purposes, the shares were valued at $2,262,500, which is the average of the high and low trading prices during the five trading days prior to the filing of the S-8). These shares were reported in the Form S-8 as compensation pursuant to "The Consultant Compensation Plan" for services to be rendered by four consultants: Galton Scott & Goulett, Inc., Middleton, NY (to receive "Engagement Fee" of 650,000 shares); Dottenhoff Financial Ltd., c/o Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 700,000 shares); Berkshire Capital Partners, Inc., c/o of Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 800,000 shares); and Zimenn Importing and Exporting Inc., c/o of Monesh Bakashi, Esq., Middleton, NY (to receive "Engagement Fee" of 850,000 shares). The January 20, 2000 Form S-8 included as Exhibits 4.1, 4.2, 4.3, and 4.4 copies of the "consulting agreements" with each of the respective entities, and each consulting agreement set forth the specific services to be provided by the respective consultant during a 12-month period ending January 12, 2001. To date, there have been no services rendered pursuant to each of those four consulting agreements, and Company management has present reason to doubt any additional services will ever be provided pursuant to the agreements. The Company has not located any documents, other than the "consulting agreements" themselves, showing any evidence or commitment of work intended to be performed in the future.

     The Company's Form 10-KSB, filed with the SEC for 1999, made reference to the above four consulting arrangements to begin in 2000 and the issuance of the 3,000,000 shares of common stock. Relevant to the 10-KSB for 1999, by Press Release and SEC Form 8-K filed May 1, 2000, the Company notified the public as stated above, that there have been no services rendered pursuant to each of those four consulting agreements, that no documents have been located by the Company, other than the consulting agreements themselves, showing any evidence of work intended to be performed in the future, and Company management has present reason to doubt any additional services will ever be provided pursuant to the agreements.

     Company management is investigating its alternatives with respect to these matters and appropriate action, if any.


Liquidity and Capital Resources

     For the six month period ended June 30, 2000, cash used by operating activities was $763,427. Cash was decreased by the net loss of $3,929,948, offset by the non-cash expense of issuing shares for services in the amount of $2,320,775, loss on extinguishment of debt of $803,235 and other minor changes in current assets and liabilities along with depreciation and amortization expense. Cash used in investing activities of $76,715 was primarily for the purchases of property and equipment in the amount of $21,570 and additions to short term investments representing restricted cash of $52,800. Cash provided by financing activities of $1,090,276 was from collections of stock subscriptions receivable of $850,000, sales of stock of $830,000 and additions to notes payable (net of principal payments) of $121,315 reduced by the elimination of a bank overdraft of $28,784. For the six month period ended June 30, 2000, cash and cash equivalents increased by $250,134.

     For the six month period ended June 30, 1999, cash used by operating activities was $147,545. Cash was decreased by the net loss of $305,693 offset by net changes in current assets and liabilities along with depreciation and amortization expense. Cash used in investing activities of $65,063 was for the purchases of property and equipment. Cash provided by financing activities of $182,317 was from sales of stock of $40,000 and additions to notes payable of $142,317. For the six month period ended June 30, 1999, cash and cash equivalents decreased by $30,291.

     At June 30, 2000, the Company had a working capital deficit of $83,029. The Company's present working capital is not expected to adequately meet the Company's needs for the remainder of 2000.

     Using proceeds from the December 1999 and January 2000 stock sales and the proceeds from the private placement completed in August 2000, the Company plans to further develop and begin the marketing of the SafeMessage product. The Company is focused on the development and commercialization of SafeMessage and related products, as well as the pursuit of corporate partners and potential acquisition candidates. The primary future needs for capital are for continued research, development and marketing of products and funding to support strategic acquisitions. Working capital requirements may vary depending upon numerous factors including the progress of research and development, competitive and technological advances, market acceptance of the Company's products and other factors. The Company anticipates operating with approximately 20 employees by the end of 2000.

     In addition to the proceeds from the aforementioned private placement, management believes that further increases in capital will be necessary to fund future activities. Additional funds will be required to continue operations and, over the longer term, substantial additional funds will be required to maintain and expand research and development activities and to further commercialize, with or without corporate partners, any of the Company's proposed products. In addition, substantial funds may be required to support strategic acquisitions. Potential sources of liquidity include loans from existing stockholders and others, as well as additional sales of common stock. No assurance can be given that satisfactory funding can be arranged on a timely basis to meet the future needs of the Company or that future revenues and profits will be sufficient to reduce the Company's long-term funding requirements.


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


Volatility of Stock Price

     The market price of the Company's common stock may fluctuate significantly. The market price of securities in the technology sector have fluctuated significantly and these fluctuations have often been unrelated to companies' operating performance. Announcements by the Company or its competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact the Company's business and the market price of its securities. Sales of the Company's securities by existing security holders could also significantly impact the market price of the Company's securities.


Shares Eligible for Future Sale; Dilution

     Sales of substantial numbers of shares of the Company's common stock in the public market could substantially reduce the prevailing market price of the stock. As of June 30, 2000, 22,173,000 shares of common stock were outstanding; 111,595 shares of common stock were issuable upon exercise of vested stock options at exercise prices ranging from $0.60 to $1.85 per share; and an additional 2,900,000 shares of common stock were issuable upon exercise of outstanding warrants at exercise prices ranging from $0.45 to $2.00 per share. Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, 13,038,462 shares are freely tradable without restriction. If these holders sell a large number of shares of common stock in the public market, such sales could substantially reduce the prevailing market price of the stock. To the extent that the trading price of the common stock exceeds the exercise price of the warrants or options at the time such warrants or options are exercised, such exercise will have a dilutive effect on the other shareholders.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     This item is not applicable to the Company.

Item 2. Changes in Securities and Use of Proceeds

     This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

     This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2000 the Company held its annual shareholders meeting. During that meeting, the shareholders elected the following individuals as directors until the next annual meeting: Graham Andrews, Michael Foley and Alina Nikolaeva. Also, the shareholders ratified the selection of KPMG LLP as independent auditors for the Company. And, finally, the shareholders approved the Company's 1999 Stock Option and Incentive Compensation Plan, as amended. There were no other matters put to a vote of security holders during the quarter.

Item 5. Other Information

      This Item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 10-QSB

     (A) Exhibit

         Exhibit 27.1    Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ABSOLUTEFUTURE.COM
                              ------------------
                             10900 N.E. 8th Street
                              Bellevue, WA  98004





Date: August 14, 2000                              By  /s/ Brian P. Abeel
                                                     ---------------------------
                                                       Brian P. Abeel
                                                       Chief Financial Officer




Date: August 14, 2000                              By  /s/  Graham Andrews
                                                     ---------------------------
                                                         Graham Andrews
                                                   President and Chief
                                                   Executive Officer