Form 10QSB
period 2000-09-30
ABSOLUTEFUTURE COM
filed 2000-11-14
CIK 1061103

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED:   September 30, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934:  For the transition period from           to
                                                           ----------  ---------



                      Commission File Number:   000-24199


                              ABSOLUTEFUTURE.COM
            (Exact name of registrant as specified in its charter)


          NEVADA                                                88-0306099
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                           identification number)


              10900 N.E. 8th Street, Bellevue, Washington  98004
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
                                        -----    -----

Shares of common stock of the Registrant were outstanding: 23,048,000 at November 10, 2000

Transitional small business disclosure format:   Yes       No  X  .
                                                    -----    -----

                                     INDEX


                        PART I:  FINANCIAL INFORMATION

                                                                         PAGE

  Item 1.  Financial Statements .........................................  3

                Condensed Consolidated Balance Sheet ....................  3
                Condensed Consolidated Statements of Operations .........  4
                Condensed Consolidated Statements of Cash Flows .........  5
                Notes to Condensed Consolidated Financial Statements ....  6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................  9

                Results of Operations ...................................  9
                Liquidity and Capital Resources ......................... 10
                Risk Factors and Cautionary Statements .................. 12



                           PART II: OTHER INFORMATION


  Item 1.  Legal Proceedings ............................................ 14

  Item 2.  Changes in Securities ........................................ 14

  Item 3.  Defaults upon Senior Securities .............................. 14

  Item 4.  Submission of Matters to a Vote of Security Holders .......... 14

  Item 5.  Other Information ............................................ 14

  Item 6.  Exhibits and Reports on Form 8-K ............................. 14

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                              ABSOLUTEFUTURE.COM
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet

                              September 30, 2000

                                                                           September 30,
                                                                               2000
                                   Assets                                  -------------
Current assets:
     Cash                                                                  $    78,077
     Accounts Receivable                                                        49,810
     Prepaid expenses                                                           33,917
                                                                           -------------

                    Total current assets                                       161,804

Property and equipment, net                                                    106,666
Intangible assets, net of accumulated amortization of $42,834                   85,166
Restricted cash                                                                123,077
Deposits                                                                        10,251
                                                                           -------------

                    Total assets                                           $   486,964
                                                                           =============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $   191,718
     Accrued liabilities                                                       134,510
     Current portion of note payable                                           150,000
                                                                           -------------

                    Total current liabilities                                  476,228

Contingency and subsequent events

Stockholders' equity
     Preferred stock, $0.001 par value. Authorized 10,000,000 shares;
        issued and outstanding no shares.                                            -
     Common stock $0.001 par value. Authorized 50,000,000 shares;
        issued and outstanding 23,048,000 shares                                23,048
     Additional paid-in capital                                              7,051,545
     Stock subscriptions receivable                                           (150,000)
     Deferred stock compensation                                                (4,964)
     Accumulated deficit                                                    (6,907,369)
     Cumulative comprehensive loss                                              (1,524)
                                                                           -------------

                    Total stockholders' equity                                  10,736
                                                                           -------------

                    Total liabilities and stockholders' equity             $   486,964
                                                                           =============

See accompanying notes to condensed consolidated financial statements.

                               ABSOLUTEFUTURE.COM
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

           Quarter and Nine Months ended September 30, 2000 and 1999

                                                                                                        Nine Months     Nine Months
                                                                       Quarter ended   Quarter ended      Ended           Ended
                                                                       September 30,   September 30,   September 30,   September 30,
                                                                           2000            1999            2000            1999
                                                                       -------------   -------------   -------------   -------------
Revenue                                                                $    131,822         37,651          304,227        163,258
Costs of revenue                                                            100,123         43,668          239,991        142,171
                                                                       -------------   -------------   -------------   -------------

                    Gross profit (loss)                                      31,699         (6,017)          64,236         21,087

General, administrative and business development expenses, including stock compensation expense of $1,384,270 for the quarter
     and $3,705,045 for the nine months ended September 30, 2000          1,907,139        186,306        4,974,505        498,256
Research and development expense                                             61,976         26,281          147,172         26,281
                                                                       -------------   -------------   -------------   -------------

                    Loss from operations                                 (1,937,416)      (218,604)      (5,057,441)      (503,450)

Interest expense, net                                                         1,131         10,305            7,819         32,080
                                                                       -------------   -------------   -------------   -------------

                    Loss before extraordinary item                       (1,938,547)      (228,909)      (5,065,260)      (535,530)

Extraordinary item - loss on extinguishment of debt                               -              -         (803,235)             -
                                                                       -------------   -------------   -------------   -------------

                    Net loss                                           $ (1,938,547)      (228,909)      (5,868,495)      (535,530)
                                                                       =============   =============   =============   =============

Basic and diluted net loss per share before extraordinary item         $      (0.09)         (0.02)           (0.24)         (0.03)
Basic and diluted net loss per share from extraordinary item                   0.00           0.00            (0.04)          0.00
                                                                       -------------   -------------   -------------   -------------

Basic and diluted net loss per share                                          (0.09)         (0.02)           (0.28)         (0.03)
                                                                       =============   =============   =============   =============

Weighted average shares used to compute basic and diluted net loss
     per share                                                           22,599,087     11,100,000       21,444,391      6,683,516

Comprehensive Loss:
     Net loss                                                          $ (1,938,547)      (228,909)      (5,868,495)      (535,530)
     Foreign currency translation adjustment                                    247            (77)             468         (2,414)
                                                                       -------------   -------------   -------------   -------------

                    Comprehensive loss                                 $ (1,938,300)      (228,986)      (5,868,027)      (537,944)
                                                                       =============   =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

                               ABSOLUTEFUTURE.COM
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                 Nine Months ended September 30, 2000 and 1999

                                                                                Nine Months       Nine Months
                                                                                   Ended             Ended
                                                                               September 30,     September 30,
                                                                                   2000               1999
                                                                               -------------     -------------
Cash flows from operating activities:
     Net loss                                                                  $ (5,868,495)      (535,530)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                             59,680         18,018
           Common stock and warrants issued for services under consulting
              agreements                                                          3,705,045              -
           Loss on extinguishment of debt                                           803,235              -
           Amortization of deferred compensation and discount on notes
              payable to stockholders                                                 3,468              -
           Changes in certain assets and liabilities:
              Accounts receivable                                                   (49,810)        (7,426)
              Prepaid expenses and other current assets                             (16,864)         3,136
              Accounts payable                                                      104,178         94,626
              Accrued liabilities                                                    81,286         36,142
                                                                               -------------     -------------

                    Net cash used in operating activities                        (1,178,277)      (391,034)
                                                                               -------------     -------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (71,083)       (75,462)
     Acquisition of intangible asset                                                      -        (65,000)
     Purchase of short-term investment representing restricted cash                 (52,800)             -
     Other                                                                           (2,345)             -
                                                                               -------------     -------------

                    Net cash used in investing activities                          (126,228)      (140,462)
                                                                               -------------     -------------

Cash flows from financing activities:
     Bank overdraft                                                                 (28,784)             -
     Proceeds from (payment of) notes payable                                      (121,315)       420,480
     Sales of common stock                                                          680,000         40,000
     Collection of stock subscriptions receivable                                   851,000              -
                                                                               -------------     -------------

                    Net cash provided by financing activities                     1,380,901        460,480
                                                                               -------------     -------------

                    Increase (decrease) in cash                                      76,396        (71,016)

Cash at beginning of period                                                           1,681        152,188
                                                                               -------------     -------------

Cash at end of period                                                          $     78,077         81,173
                                                                               =============     =============

Supplemental cash flow information - cash paid during the period
     for interest                                                              $     13,000              -
                                                                               =============     =============

Supplemental schedule of non-cash investing and financing activities:
     Common stock subscription receivable                                      $    350,000              -
     Net liabilities assumed in acquisition of Corporate Tours and Travel, Inc.           -          4,060
     Common stock issued in connection with issuance of notes payable               350,000              -
     Common stock issued in connection with accrued liability                        63,000              -
                                                                               =============     =============


See accompanying notes to condensed consolidated financial statements.

                              ABSOLUTEFUTURE.COM

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


NOTE 1 - Summary of Significant Accounting Policies

a.   Description of Business

     AbsoluteFuture.com (Company) is the holding corporation resulting from the May 1999 acquisition of Absolut Future Tech, Inc. (Tech) by Corporate Tours & Travel, Inc. (CTTI), in a stock-for-stock exchange. For financial reporting purposes, the transaction was treated as a recapitalization of Tech, with Tech as the acquirer of CTTI. The historical financial statements of AbsoluteFuture.com are those of Tech. AFTI was incorporated in Nevada in November 1998 for the purpose of carrying out a software consulting business in the State of Washington. A subsidiary, Absolut Future Tech Inc., was formed under the laws of Canada in November 1998 to assist in finding recruits for the consulting service.


     The Company is an information technology service provider that has developed core competencies in complex Internet/intranet solutions. The Company's area of expertise is primarily e-commerce. On September 20, 2000 the Company introduced SafeMessage, a secure messaging product, which it has begun marketing on a subscription basis. To date, the Company's revenues have been from services performed on a contract basis to organizations with complex information technology operations. The Company was incorporated in November 1998 and has offices in Bellevue, Washington. The Company left the development stage in the first quarter of 1999.

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

     The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.

     The consolidated financial statements include the accounts of AbsoluteFuture.Com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In May 1999, CTTI purchased all of the outstanding capital stock of Tech for 3,000,000 shares of common stock. Shortly afterwards, the officers and directors of CTTI resigned and CTTI sold an additional 4,000,000 common shares for $40,000 to a group substantially comprised of the former stockholders of Tech. Upon completion of the purchase, CTTI was renamed AbsoluteFuture.com, and representatives of Tech assumed the officer and director positions of AbsoluteFuture.com.

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

     The operating results for CTTI have been included in the Company's operations from the acquisition date. Therefore, the comparative statements of operations for the quarter and nine months ended September 30, 2000 provide prior year comparison to Tech until the date of the purchase and recapitalization, which did not occur until May 1999. Pro forma information has not been presented as it would not be meaningful given the insignificance of CTTI's financial statement balances for the quarter and nine months ended September 30, 1999.

Note 2  - Net Loss Per Share

     Basic net loss per share (EPS) is computed based on weighted average shares outstanding during the period and excludes any potentially dilutive securities. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes common stock options and common stock warrants. At September 30, 2000, there were options outstanding to purchase 1,465,000 shares of common stock of the Company with a weighted average exercise price of $1.10 per share. Also outstanding at September 30, 2000 were warrants to purchase 6,650,000 shares of common stock with a weighted average exercise price of $.97 per share. At September 30, 1999, options to purchase 200,000 shares of the Company's common stock were outstanding with a weighted average exercise price of $.60 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted EPS as their effect is anti-dilutive.

Note 3 - Stockholders' Equity

  During the nine months ended September 30, 2000 the Company entered into several transactions involving the issuance of common stock. In January 2000 shares were issued in satisfaction of commitments made during 1999. The price per share reflected the price of the stock on the date of the original commitments. The issuances were as follows:

                    Number
                  of Shares     Consideration        Total Value
                  ---------     -------------        -----------
                   200,000      For Technology       $   63,000
                   180,000      For Services             41,400
                 2,288,000      Note Conversion         851,160

     In addition, the Company sold 1,250,000 shares to a group of investors in January 2000 in exchange for a stock subscription receivable in the amount of $500,000, of which $350,000 had been collected as of September 30, 2000. The Company also issued 3,000,000 shares to the same investor group in exchange for consulting services to be rendered over the twelve months ending December 2000 for total value, determined using the average of the high and low trading prices during the five trading days prior to the filing of an S-8 registration statement relating to the shares on January 20, 2000, of $2,262,500. The cost of these consulting services was expensed in its entirety during the quarter ended March 31, 2000, as there were no vesting restrictions on the shares and management does not believe future services will be rendered during the remainder of the contract term. See discussion of these consulting contracts in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The total value of shares issued for services during the nine months ended September 30, 2000 was $2,303,900, which is the sum of the $2,262,500 and the $41,400 per the table above. In addition, 30,000 shares were issued in connection with a short term loan received by the Company. These shares were valued at $16,875 at the date of issuance and recorded as a discount on the loan which was amortized over the related term.

     Included in the 2,288,000 shares issued for note conversions (see table, above) was the issuance of 748,000 shares in exchange for extinguishment of a note payable in the amount of $170,000. On the date this transaction was agreed to, the price of the Company's common stock was $.67 per share, resulting in a valuation of $501,160, or $331,160 more than the face amount of the note being extinguished. In addition, warrants to purchase 1,250,000 shares of common stock at $.45 per share expiring January 13, 2002 were issued to the noteholder, with a value using the Black-Scholes option pricing model of $472,075, assuming volatility of 78% and no dividends on common stock. The total excess of the consideration paid over the face amount of the note of $803,235 was recorded as an extraordinary loss on extinguishment of debt during the quarter ended March 31, 2000.

     During the quarter ended September 30, 2000, the Company did not collect the stock subscriptions receivable that were outstanding as of December 31, 1999. For the nine months ended September 30, 2000, the Company collected $501,000 of the stock subscriptions receivable that were outstanding as of December 31, 1999.

     During the quarter ended September 30, 2000, the Company completed a financing involving the sale of shares in a combination Regulation D and Regulation S private placement. During the quarter, 875,000 "units" were sold in addition to 825,000 "units" which had been sold during the quarter ended June 30, 2000. The total amount raised in the offering was $680,000. Each unit consisted of a share of common stock plus a warrant to purchase a share of common stock at $1.00 and a warrant to purchase a share of common stock at $2.00. The warrants have a three year life. The units were priced at $0.40 per share.

     During the quarter ended September 30, 2000, the Company engaged an investment banker to assist in arranging financing and to provide other business guidance. One of the principals of that firm, Mr. Michael Gales, also took a seat on the Board of Directors of the Company. In connection with the investment banking relationship, the Company issued to the investment banker a total of 2,000,000 warrants at $0.40 per share, expiring in July 2005, of which 900,000 were issued to Mr. Gales. The value of the 2,000,000 warrants using the Black-Scholes option-pricing model is $1,384,270, assuming volatility of 78% and no dividends on common stock. The total cost was recorded as expense during the quarter. Mr. Gales also received options to purchase 100,000 shares of the Company's common stock at $1.25 per share as compensation for his capacity as a director.

Note 4 - Liquidity

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

     The Company has incurred cumulative losses of $6,907,369 through September 30, 2000 and had a working capital deficit of $314,424 as of September 30, 2000. Management recognizes that in order to meet the Company's operating cash requirements, additional financing will be necessary. The company received $90,000 from the exercise of warrants and $25,000 from a sale of common stock under Regulation D subsequent to September 30, 2000. The Company is evaluating alternative sources of equity financing to improve its cash position and is undertaking efforts to raise capital.

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

     In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensations, an interpretation of APB Opinion No. 25. FIN No. 44 which became effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting treatment for modifications to the exercise prices of stock option awards occurring after December 15, 1998, and for the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related interpretations to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

Note 6 - Geographic segment information

     Revenues and expenses of the Canadian operation during the quarters and nine months ended September 30, 2000 and 1999 were not significant.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Note: This Form 10-QSB contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. Our forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The information set forth under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identify important additional factors that could materially adversely affect our actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Overview
--------

     AbsoluteFuture.com (the "Company") is an information technology service provider that is developing core competencies in complex Internet/intranet solutions. The Company is currently focusing on the development of SafeMessage, its secure messaging system, based on its LHD Technology. The Company released the beta version of SafeMessage in May 2000, and released the commercial version in September 2000. The Company is targeting its SafeMessage marketing and sales efforts at corporations, professional service firms, and resellers to consumers and small businesses. Key elements of the SafeMessage technology are subject to two patent applications filed by the Company in March 2000, and a third patent application filed in September 2000.

     The Company plans to devote substantial effort to the continued launch and marketing of SafeMessage and intends to seek additional equity funds to finance these activities. No revenues were recognized during third quarter 2000 which related to SafeMessage.

     The Company's offices are in Bellevue, Washington. The Company employs 17 people: five in SafeMessage development, four in SafeMessage marketing and sales, four in consulting services to third-parties, and four in administration.

     AbsoluteFuture.com (p.k.a. Corporate Tours & Travel, Inc.) is a holding company that was incorporated in Nevada in 1993. In May 1999, the Company acquired Absolut Future Tech, Inc. ("AFTI") as its U.S. subsidiary and operating entity, in a stock-for-stock exchange. To date, the Company's revenues have been generated by software development and consulting performed by AFTI, as the Company had been an inactive shell prior to acquiring AFTI. AFTI was incorporated in Nevada in November 1998 for the purpose of carrying out a software consulting business in the State of Washington. A subsidiary, Absolut Future Tech Inc., was formed under the laws of Canada in November 1998 to assist in finding recruits for the consulting service. The subsidiary is now dormant.

Results of Operations
---------------------

Three Months Ended September 30, 2000 and September 30, 1999

     Total revenues for the quarter ended September 30, 2000 increased 250% to $131,822 from $37,651 in the quarter ended September 30, 1999. The revenues were all related to consulting services, and reflect increased activity in 2000 compared to 1999.

     Gross profit as a percentage of revenues was 24% for the 2000 period compared to -16% for the 1999 period. In 1999 the Company experienced an end to a major contract while costs associated with that contract continued, resulting in a negative profit margin.

     Total operating expenses increased approximately 826% to $1,969,115 for the 2000 period from $212,587 for the comparable 1999 period. As a percentage of revenues, total operating expenses increased to 1,494% for the 2000 period from 565% for the 1999 period. The increase in operating expenses primarily relates to the fair value determined using the Black Scholes option pricing model of warrants to purchase common stock issued during the 2000 quarter to the Company's investment banker valued at $1,384,270 (see note 3 to condensed consolidated financial statements.) and increased staffing and research and development costs as the Company moved closer to the launch of its SafeMessage product.

     The Company incurred a net loss of $1,938,547 in the quarter ended September 30, 2000, or $0.09 basic and diluted loss per share, compared to a net loss of $228,909 in the 1999 period, or $.02 basic and diluted loss per share.

Nine Months Ended September 30, 2000 and September 30, 1999

     Total revenues for the nine months ended September 30, 2000 increased 86% to $304,227 from $163,258 in the nine months ended September 30, 1999. The revenues were all related to consulting services, and reflect increases in this activity in 2000 compared to 1999.

     Gross profit as a percentage of revenues was 21% for the 2000 period compared to 13% for the 1999 period. The change in the Company's gross profit can be attributed primarily to increases in billing rates relative to the labor costs of consultants, and the continuing costs of a consultant after termination of a contract that reduced the gross profit as a percentage of revenues in the nine months ended September 30, 1999.

     Total operating expenses increased approximately 876% to $5,121,677 for the 2000 period from $524,538 for the comparable 1999 period. As a percentage of revenues, total operating expenses increased to 1,684% for the 2000 period from 321% for the 1999 period. The increase in operating expenses primarily relates to increased staffing and research and development, a $2,303,900 non-cash charge related to the cost of stock issued in exchange for consulting services during the first quarter of 2000 (see "Consulting Contracts", below), and a non-cash charge of $1,384,270 for the fair value of warrants issued during the third quarter of 2000 to the Company's investment banker (see note 3 to condensed consolidated financial statements).

     The Company incurred a net loss of $5,868,495 in the nine months ended September 30, 2000, or $0.28 loss per basic and diluted share, compared to a net loss of $535,530 in the 1999 period, or $0.03 per basic and diluted share. The 2000 net loss includes a loss on extinguishment of debt of $803,235, or $0.04 per share, which was recorded as an extraordinary item (see note 3 to condensed consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

Nine Months Ended September 30, 2000 and September 30, 1999

     For the nine month period ended September 30, 2000, cash used by operating activities was $1,178,277. Cash was decreased by the net loss of $5,868,495, offset by the non-cash expenses of issuing shares and warrants for services in the amount of $3,705,045, the loss on extinguishment of debt of $803,235, depreciation and amortization and other minor changes in current assets and liabilities. Cash used in investing activities of $126,228 was primarily for the purchases of property and equipment in the amount of $71,083 and additions to short term investments representing restricted cash of $52,800. Cash provided by financing activities of $1,380,901 was from collections of stock subscriptions receivable of $851,000, sales of common stock of $680,000 and additions to notes payable (net of principal payments) of $121,315 reduced by the elimination of a bank overdraft of $28,784. For the nine month period ended September 30, 2000, cash and cash equivalents increased by $76,396.

     For the nine month period ended September 30, 1999, cash used by operating activities was $391,034. Cash was decreased by the net loss of $535,530 offset by net changes in current assets and liabilities along with depreciation and amortization expense. Cash used in investing activities of $140,462 was for the purchases of property and equipment and the rights to Internet Interview. Cash provided by financing activities of $460,480 was from sales of stock of $40,000 and additions to notes payable of $420,480. For the nine month period ended September 30, 1999, cash and cash equivalents decreased by $71,016.

     At September 30, 2000, the Company had a working capital deficit of $314,424, up 504% from a working capital deficit of $52,061 as September 30, 1999. The Company's present working capital is not expected to adequately meet the Company's needs for the remainder of 2000.

Further Capital Requirements
----------------------------

     Using proceeds from the December 1999 and January 2000 stock sales and the proceeds from the private placement completed in August 2000, the Company plans to further develop and begin the marketing of the SafeMessage product. The Company is focused on the development, enhancement and commercialization of SafeMessage and related products, as well as the pursuit of corporate partners and potential acquisition candidates. The primary future needs for capital are for continued research, development and marketing of products and funding to support strategic acquisitions. Working capital requirements may vary depending upon numerous factors including the progress of research and development, competitive and technological advances, market acceptance of the Company's products and other factors. The Company anticipates operating with approximately 20 employees by the end of 2000.

     In addition to the proceeds from the aforementioned private placements, management believes that further increases in capital will be necessary to fund future activities. Additional funds will be required to continue operations and, over the longer term, substantial additional funds will be required to maintain and expand research and development activities and to further commercialize, with or without corporate partners, any of the Company's current and proposed products. In addition, substantial funds may be required to support strategic acquisitions. Potential sources of liquidity include loans from existing stockholders and others, as well as additional sales of common stock. No assurance can be given that satisfactory funding can be arranged on a timely basis to meet the future needs of the Company or that future revenues and profits will be sufficient to reduce the Company's long-term funding requirements.

Consulting Contracts
--------------------

Commonwealth Partners

     On December 10, 1999, the Company entered into a one-year consulting agreement with Commonwealth Partners NY, LLC ("Commonwealth"). In that agreement, Commonwealth agreed to provide various financial advisor services, introduction and capital raising activities in exchange for (a) an up-front fee consisting of 1,100,000 shares of common stock (the "Commonwealth Shares") at $0.25 per share, an aggregate value of $275,000, which were to be registered on a Form S-8 Registration Statement, and (b) monthly payments of $2,500 in cash and $4,500 in the Company's restricted common stock. The Company recorded the $275,000 value of the Commonwealth Shares as an expense in fiscal 1999.

     In December 1999 and January 2000, William F. Palla, one of Commonwealth's members, introduced the Company to five investors, who subsequently purchased $850,000 of the Company's restricted common stock. Commonwealth also introduced the Company to other business possibilities and provided financial advice of a general nature. However, Commonwealth has not provided any services under the agreement since that time and has never invoiced the Company for any monthly payments. The Company has not located any documents, other than the consulting agreement, showing any evidence or commitment of further work intended to be performed in the future. Company management believes that the value of the Commonwealth Shares was commensurate with the value of the services actually provided by Commonwealth, but has present reason to doubt that any additional services will be provided pursuant to the agreement.

Other Consultants

     In January 2000, Commonwealth introduced the Company to four potential investors in the Company (a) Galton Scott & Goulett, Inc., (b) Dottenhoff Financial Ltd., (c) Berkshire Capital Partners, Inc. and (d) Zimenn Importing and Exporting Inc. On January 12, 2000, the Company also entered into one-year consulting agreements with those investors. In those consulting agreements, the investors agreed to provide various technical software development activities, marketing material preparation, financial market analysis and surveys, acquisition target identification and transaction structuring advice, in exchange for up-front fees consisting of a aggregate of 3,000,000 shares of common stock (the "Consultants' Shares") at $0.74 per share, an aggregate value of $2,220,000, which were also to be registered on a Form S-8 Registration Statement. For accounting purposes, the shares were valued at $2,262,500, which is the average of the high and low trading prices during the five trading days prior to the filing of the Form S-8. The Company recorded the $2,262,500 value of the Consultants' Shares as an expense in the quarter ended March 31, 2000.

     To date, there have been no services rendered pursuant to each of those four consulting agreements, and Company management has present reason to doubt any additional services will ever be provided pursuant to the agreements. The Company has not located any documents, other than the consulting agreements showing any evidence or commitment of work intended to be performed in the future.

Form S-8 Registration Statements

     The Company filed with the SEC a Form S-8 Registration Statement covering
(a) the Commonwealth Shares on December 10,1999, and (b) the Consultants' Shares on January 20, 2000. The Commonwealth Form S-8 inaccurately stated that the Commonwealth Shares were compensation for marketing, advertising design and model/spokesperson services for registrants products. Both Form S-8's were prepared by Company's then-counsel and included his opinion that those shares could be registered on Form S-8. To the Company's knowledge, all of those shares were sold into the market by Commonwealth and the four consultants in first quarter fiscal 2000.

     The Company subsequently became aware that Form S-8 in fact was not available to register either the Commonwealth Shares or the Consultants' Shares, and that those shares had therefore been issued in violation of Section 5 of the Securities Act of 1933 and possibly of certain state securities laws. The Company is currently determining the availability of any state exemptions from registration, or whether it will need to conduct rescission offers in the affected states.

Subsequent Events

     In May 2000, the Company became aware that Mr. Palla has been the subject of multiple SEC investigations for securities fraud, including the SEC's "microcap" fraud investigation, and was recently indicted with members of organized crime families in New York for securities fraud. In addition, one of Commonwealth's other partners, Roger M. DeTrano, has been charged with securities fraud in New York.

     Company management believes that the Commonwealth consulting agreement and the other four consulting contracts were part a scheme by Commonwealth to defraud the Company. The Company is determining what recourse, if any, it has in this regard.

Recent Events
-------------

     See note 4 to Condensed Consolidated Financial Statements.

Risk Factors
------------

We have a limited history of current operations.

     We have a very limited operating history and are subject to the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. Our inability to successfully address these risks would cause significant harm to our business, financial condition and results of operations.

We have a history of losses and we expect losses for the near future.

     Since our inception, we have incurred significant losses, including losses from the development of SafeMessage. Since inception, these losses have resulted primarily from costs related to developing or acquiring technologies to be used in our business, and general corporate overhead. As of September 30, 2000, we have generated no revenues from our SafeMessage product. We expect to continue incurring net losses and negative operating cash flow through the end of fiscal 2001, as we plan to invest in: the continued development of SafeMessage, other products based on the LHD Technology, and the marketing and sales of those products.

     We believe these expenditures are necessary to enhance our products, and to generate greater revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater and it will take longer to achieve positive operating cash flow and profitability. We may never achieve or sustain profitability.

Our future revenues are unpredictable.

     Our revenues for the foreseeable future will derive primarily from SafeMessage and related product sales. Our revenues will depend primarily on: effectively bringing the SafeMessage product to market, competitive products already in the marketplace or being developed, the ability to generate the required working capital to fund the product development and the ability to enter into strategic partnerships.

     In addition, because the market for our services and products are relatively new and changing rapidly, it is difficult to predict future financial results. Our business expenditures are partially based on our predictions regarding certain developments for the need to secure messaging products like SafeMessage. To the extent that these predictions prove inaccurate, our operating results may be negatively affected and fluctuate significantly. Because of these and other factors, we believe that period-to-period comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of investors and other market participants in some future periods, then our stock price may decline.

We are growing rapidly, and effectively managing our growth may be difficult.

     We are currently experiencing a period of expansion. In order to execute our business plan, we must continue to grow. This growth will strain our personnel, management, systems, policies and procedures and other resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. If we do not implement adequate systems and controls, recruit, integrate and retain necessary personnel or otherwise manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

Since our stock is subject to the penny stock rules, investors may find it difficult to sell their stock.

     Our common stock is subject to penny stock rules promulgated by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock and make it more difficult to sell our common stock.

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

Shares Eligible for Future Sale; Dilution

     Sales of substantial numbers of shares of the Company's common stock in the public market could substantially reduce the prevailing market price of the stock. As of September 30, 2000, 23,048,000 shares of common stock were outstanding; 267,662 shares of common stock were issuable upon exercise of vested stock options at a weighted average exercise price of $1.12 per share; and an additional 6,650,000 shares of common stock were issuable upon exercise of outstanding warrants at a weighted average exercise price of $0.97 per share. Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, 14,880,667 shares are or will be freely tradable without restriction. If these holders sell a large number of shares of common stock in the public market, such sales could substantially reduce the prevailing market price of the stock. To the extent that the trading price of the common stock exceeds the exercise price of the warrants or options at the time such warrants or options are exercised, such exercise will have a dilutive effect on the other shareholders.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

Item 2.   Changes in Securities and Use of Proceeds

     During the period from June 2000 to August 2000, the Company sold unregistered securities to eight investors under Regulation D and Regulation S. Total proceeds from the offering were $680,000. The Company sold 1,700,000 units, each unit consisting of one share of common stock of the Company along with one warrant to purchase one share of common stock at $1.00 and one warrant to purchase one share of common stock at $2.00. The warrants have a life of three years. Proceeds from the offering were used for working capital purposes. No commissions were paid pursuant to this offering, which closed in August 2000.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 2000 no matters were put to a vote of security holders.

Item 5.   Other Information

     This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

Exhibit 27.1   Financial Data Schedule

(B)  Reports on Form 8-K

None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of November 13, 2000.



                                           ABSOLUTEFUTURE.COM

                                           By  /s/ Brian P. Abeel
                                                --------------------------------
                                           Brian P. Abeel
                                           Chief Financial Officer


                                           By   /s/  Graham Andrews
                                                --------------------------------
                                           Graham Andrews
                                           President and Chief Executive Officer